Form 10-K405
period 1996-02-29
EQUITRAC CORPORATION
filed 1996-05-29
CIK 886761

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________

                          COMMISSION FILE NO. 0-20189

                            EQUITRAC CORPORATION(R)
            (Exact name of registrant as specified in its charter.)

              FLORIDA                                     59-1797862
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

            836 PONCE DE LEON BOULEVARD, CORAL GABLES, FLORIDA 33134
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (305) 442-2060

       Securities Registered Pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK, $.01 PAR VALUE                       NASDAQ NATIONAL MARKET SYSTEM

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    At May 10, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was $14,127,200, based on the closing sales price ($8.00) of such common stock on the NASDAQ National Market System on such date.

    The number of shares outstanding of the registrant's Common Stock, par value $.01, as of May 10, 1996 was 3,392,900.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be filed in connection with the registrant's annual stockholders' meeting are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        Page
PART I

  ITEM 1.      BUSINESS                                                   2
  ITEM 2.      PROPERTIES                                                 9
  ITEM 3.      LEGAL PROCEEDINGS                                          9
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        9


PART II

  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                           12
  ITEM 6.      SELECTED FINANCIAL DATA                                   13
  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                   14
  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               20
  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                   36

PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        36
  ITEM 11.     EXECUTIVE COMPENSATION                                    36
  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                            36
  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS      36

PART IV

  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                   ON FORM 8-K                                           37

SIGNATURES                                                               39

                                     PART I


ITEM 1. BUSINESS

    Equitrac Corporation ("Equitrac" or the "Company") is the leading provider of computer system solutions to professional service firms for automated cost recovery and expense management of office equipment. Equitrac designs, develops, manufactures, markets and supports a fully integrated computer hardware and software communications network designed to automatically track, record and report usage of photocopy machines, facsimile machines, laser printers, word processing terminals, telephones, postage meters and other office equipment. The Company's systems allow users to bill incurred costs, maximize office equipment efficiency and contain overhead costs. Equitrac's cost recovery and expense management systems are installed at over 6,000 4,000client sites worldwide.

    The Company also provides maintenance service on a wide range of computer equipment through its Equitrac Computer Services ("ECS") division. ECS supports many major equipment manufacturers, including IBM, Hewlett-Packard, Epson and Synoptics. This multi-vendor support covers a variety of services including installation, preventive maintenance and on-site repair service.

COST RECOVERY AND EXPENSE MANAGEMENT MARKET OVERVIEW

    Equitrac's primary market focus for its systems is cost recovery applications for law firms, and to a lesser extent, engineering, architectural design, accounting, advertising and other professional service firms (the "professional market") that bill their clients for office-related expenses in order to recover incurred costs. Billable office- related costs generally represent an important source of revenue to law and other professional service firms. Office equipment acquisition and maintenance costs represent a significant portion of a professional service firm's overhead expenses. As a result, professional service firms have required more sophisticated technology as a means of tracking and recovering office overhead costs from their clients. Equitrac's systems provide professional service firms with a highly automated means of tracking and accounting for a wide variety of office equipment and services at a cost which can be recovered in a relatively short period of time.

    Large corporations, governmental entities and other organizations (the "commercial market") incur significant capital outlays acquiring and maintaining photocopiers, facsimile machines, laser printers and other office equipment. Equitrac also markets its systems to commercial and governmental entities for use in controlling and reducing office expenses and allocating departmental costs.

PRODUCT FEATURES AND TECHNOLOGY

    Equitrac's systems, which are comprised of system software, control terminals and application software, are designed to allow customers flexibility in configuring a system to match their own particular needs. Continued product development efforts have resulted in advanced terminal designs and system software, data security features, advanced communication technology and computer networking capabilities for Equitrac's cost recovery and expense management systems.

SYSTEM SOFTWARE

    Equitrac's system software is designed primarily for terminal communications, database maintenance, report generation, host system communications, remote system polling and transaction costing. Each system software package is designed to match specific customer requirements.

    System 4, a Windows NT based application is Equitrac's most advanced system and is designed for large to mid-size customers. Utilizing Microsoft's Access SQL database engine, System 4 provides extensive report generation, transaction costing and host interface capabilities. System 4 supports all Equitrac applications such as photocopy control, facsimile control and telephone call accounting.

    System 3, a DOS based system originally introduced in 1988, provides customers with a simple turn-key, fully automated cost recovery system. System 3 provides many advanced capabilities such as multi-site support, concurrent processing and integrated telephone call accounting.

    DisburseMate(TM) is a simplified software package designed for the needs of smaller firms. DisburseMate(TM) supports many of the same applications as System 3 but does not offer many of the advanced features such as automated data collection, LAN integration and multi-site support.

CONTROL TERMINALS

    Equitrac's control terminals are data entry devices used to accurately track the use of photocopy machines, facsimile machines, postage meters, other office equipment and miscellaneous disbursements.

    Equitrac's AlphaCopy(TM) and AlphaFax(TM) control terminals are designed with an advanced feature set and intuitive user interface created to greatly simplify the process of data entry. The Alpha Terminal allows users to access billing codes by searching for the correct code by name or description. Other features include Recall of previous transactions and User Defined Speed Codes. The features of the Alpha Terminal are designed to increase the accuracy of tracking disbursement expenses. The Alpha Terminal incorporates a large 600x240 pixel display, 80 megabyte hard drive and is capable of storing up to 600,000 billing codes and up to 400,000 transactions as back-up. The terminal can be connected directly to a Local Area Network and is capable of controlling up to three separate office devices at the same time. The Alpha Terminals are compatible with both System 3 and System 4 system software.

    Equitrac's Distributed Control Terminals (DCT's) and Fax Control Terminals (FCT's) provide simple data entry capabilities for the control of photocopy machines and facsimile machines. The terminals restrict user access and can be custom configured to prompt users for a variety of information. The DCT and FCT are transaction based and continuously store the last 2,000 transactions in memory even after downloading to the central system. Transaction information includes user identification, billing or project information, page counts, time of day and length of transaction. The DCT and FCT are compatible with both the System 3 and System 4.

APPLICATION SOFTWARE

    Teletrac(TM) - monitors telephone call usage and automatically records and prices all local, long distance and international calls based on carrier charges or customer-created pricing tables. Teletrac(TM) generates comprehensive reports identifying calls made by account number and extension and validates account codes against stored validation tables to ensure the accuracy of call records before posting to the customer's accounting system.

    Printlog(TM) - tracks PC and printer activity on stand-alone or network DOS- or Windows- based personal computers to control and monitor terminal and/or printer activity associated with document preparation. Forced account code entry can be used to restrict laser printer usage to jobs containing proper user and/or client identification information. The Printlog(TM) application software integrates with Word Perfect 5.1, Windows 3.X as well as other leading word processing and document management programs.

SALES AND MARKETING

    Equitrac currently markets its systems and services principally through its own sales personnel and to a lesser extent through independent dealers. As of February 29, 1996, Equitrac's direct sales force in the United States totaled 30 sales representatives in 19 locations in or near major metropolitan areas. The Company's sales offices are staffed with customer service personnel who provide technical assistance to the Company's sales staff and customers. The Company's sales representatives are responsible for an assigned geographical territory. Additionally, Equitrac markets its systems in the United States through two independent dealers.

    Equitrac also markets its systems domestically through facilities management organizations, which contract with businesses to manage specific office equipment such as photocopiers, facsimile machines and postage meters. These organizations market the Company's products with their own products and services. The Company currently markets its systems through Xerox Business Services, Pitney Bowes Management Services, ALCO Management Services and International Legal Copies.

    Equitrac's systems are marketed and serviced internationally through independent dealers and through its own sales personnel. In the United Kingdom the Company has a direct sales office and employs two sales representatives and in Canada the Company has three direct sales offices and employs three sales representatives. Independent dealers currently represent the Company in Europe, the Far East, Australia, South America and Central America. International revenues (including export sales) accounted for approximately 11.8%, 11.3%, and 9.1% of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively.

    The Company's believes that it has the largest market share of installed cost recovery systems within the legal industry. Future sales of the Company's products will result primarily from sales of upgraded products to existing and acquired customers. Additional growth is expected to be attained through sales of new products and services, as they are developed and offered by the Company.

    The Company markets its computer services principally through three sales representatives in its ECS division. The Company plans to expand the ECS division to include additional sales and service representatives during the next fiscal year.

    The Company's Marketing Department is responsible for new product planning and specifications and coordination of product development in conjunction with the Product Development Department. Equitrac continually solicits information and input with respect to new product ideas and enhancements from its customers and sales personnel.

LEASE AND MAINTENANCE AGREEMENTS

    Equitrac's customers may purchase a system or the Company will lease a system pursuant to an operating lease (the term of which is typically for 36 months or longer) which includes all maintenance and software support services. The Company enters into separate lease agreements for add-ons and upgrades.
The Company's system leases generally contain clauses that automatically extend the lease term unless the customer chooses to terminate the lease by providing the Company at least 60 days' notice prior to the expiration of the lease term. In the Company's experience, a substantial portion of its customers either renew their leases, enter into new leases with the Company or purchase a new system from the Company at the end of their initial lease terms. The Company offers its purchase customers maintenance agreements (the terms of which are typically for 36 months or longer) which provide for maintenance and software support services during the term of the agreement. Systems that are not purchased in conjunction with a maintenance or software support agreement are serviced by the Company on a time-and-materials basis.

    ECS customers enter into service agreements (the terms of which are generally for 12 months) with the Company to provide maintenance service on specified computer equipment. ECS service contracts provide a wide range of support services during the term of the agreement. ECS also provides support services to customers on a time-and-materials basis.

BACKLOG

    The Company historically has not had a large backlog of system sales orders since customer orders are generally shipped and installed within a short period of time after an order is received. Consequently, order backlog represents only a limited percentage of the system sales anticipated by the Company in any given fiscal period and is not indicative of the Company's actual sales for any future fiscal period. Manufacturing plans and expenditure levels are based primarily on sales forecasts. This absence of significant scheduled backlog could lead to fluctuations in quarterly operating results. To support its ability to configure and deliver systems rapidly, the Company generally maintains at least one month's supply of CPU's and assembled control terminals.

    Although the Company's backlog of system sales is not significant, at February 29, 1996, the minimum future payments due to the Company during the next four fiscal years under its existing non-cancelable lease and maintenance agreements aggregated approximately $39.6 million, compared to approximately $33.3 million at February 28, 1995.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

    Equitrac believes that the quality and reliability of its systems and its on-going support of such systems are important elements in its business strategy. Equitrac provides most of its product service and support through its own extensive network of service personnel. The Company maintains service technicians in every major metropolitan area in which the Company's systems are installed, providing the Company with the ability to offer service in such areas generally within two to four hours' response time.

    Equitrac generally provides a 90-day warranty on its systems, and maintains and services its systems on a contractual basis after the initial warranty period. Equitrac's policy is to replace, rather than repair, malfunctioning terminals at a customer location to minimize system down-time and customer inconvenience.

    ECS believes that the quality and responsiveness of its service representatives are primary considerations in its business strategy. ECS Field Technicians receive extensive in-house technical training, as well as various industry certifications.

PRODUCT DEVELOPMENT

    Equitrac works closely with its customers and its sales and marketing personnel to develop new systems and enhancements to existing systems. Constant changes in technology, including ongoing developments in computer operating systems, networks and communications protocols, require the Company to engage in an ongoing program of product development.

    Substantially all product development is performed internally. As of February 29, 1996, 15 employees of the Company were engaged in product development. From time to time, the Company also employs independent contractors for specific development products. Equitrac expensed $1,282,000, $1,288,000 and $1,835,000 in fiscal 1996, 1995 and 1994, respectively, on product development. All product development expenses are charged to operations during the period in which they are incurred.

    Current development efforts are focused on enhancements to existing products as well as several new products. New development efforts include a joint development agreement between Xerox Corporation and Equitrac for the Xerox Document Centre series of digital office systems. The new application, based on Equitrac's cost recovery software, will permit jobs performed on the Xerox Document Centre Systems 20 and 35 and potential future models to be tracked and automatically assigned to specific client or project codes for billing and resource management purposes.

    Other new products under development include the Equitrac Professional Internet Client ("E.P.I.C."), a full-featured Internet browser tailored specifically to the needs of professionals. E.P.I.C. is designed to control Internet access and track on-line research and e-mail for billing and management purposes.

MANUFACTURING AND QUALITY ASSURANCE

    Equitrac assembles substantially all of the hardware and software for its systems. Equitrac's assembly and manufacturing operations consist primarily of procurement, assembly, testing and quality control of components and assembled products. The Company generally uses standard parts and components which are available from multiple sources; however, certain components, such as terminal cases, displays, keypads and power supplies, are purchased from limited sources due to price, quality, availability and other considerations. To date, the Company has not experienced any significant problems obtaining timely deliveries from its suppliers. The Company maintains significant additional quantities of certain key components and continually evaluates alternative sources of supply. The Company purchases directly all of the components utilized to assemble circuit boards for its control terminals and packages such components in complete kits for insertion by circuit board assembly subcontractors. The Company's quality control program includes inspecting all incoming parts, inspecting assembled parts and final testing under simulated operating conditions of all systems prior to shipping.

ACQUISITIONS

    Equitrac continually reviews opportunities to add complementary systems and distribution capabilities through acquisitions. During the past three fiscal years, the Company has completed the following acquisitions:

    In March 1993, the Company acquired substantially all of the assets and customer base of Transaction Recording Systems ("TRS"), a manufacturer and distributor of cost recovery products headquartered in Portland, Oregon.

    In September 1993, the Company acquired substantially all of the assets and customer base of Systems Auditing, Inc. ("Systems Auditing"), a distributor of cost recovery products based on the West Coast of the United States.

    In March 1994, the Company acquired substantially all of the assets and customer base of Delstar Technical Services, Inc. ("Delstar"), a distributor of cost recovery products headquartered in Montreal, Canada.

    In November 1994, the Company acquired substantially all of the assets and customer base of BCG Ontario, Inc. ("BCG"), a distributor of cost recovery products based in Ontario, Canada.

    In January 1995, the Company acquired substantially all of the assets and customer base of Interphase Marketing Limited ("Interphase"), a distributor of cost recovery products based in Toronto, Canada. Prior to being acquired by the Company, Interphase was a dealer of Equitrac products in Canada.

    In March 1996, the Company acquired the cost recovery customer base of ISI, Inc. ("ISI"), a distributor of cost recovery and telemanagement products based in Schaumburg, Illinois. This acquisition included the hiring of 10 sales and 22 service and support employees. As a result of this acquisition, the Company created a new division, The Infortext Group ("Infortext"). The Company plans to expand the sales, service and support staffs of this division to market cost recovery and expense management products to the acquired customers, as well as other potential customers.

    Infortext will market its own cost recovery product line and will provide maintenance services on those products. Infortext will market its products primarily to law and other professional services firms through its own sales force and will compete directly with Equitrac's United States sales division. Infortext's products will also be marketed by four independent dealers.

COMPETITION

    The market for cost recovery and expense management products is competitive. Equitrac believes that it has the largest market share of installed cost recovery systems within the legal industry. Equitrac and its competitors also compete in the sale of cost recovery systems to other professional service firms, facilities management organizations and manufacturers of equipment controlled by cost recovery and expense management systems. Future competitors in the Company's existing and potential markets might include manufacturers of equipment controlled by cost recovery and expense management systems, software development companies and facilities management organizations.

    Competition in the Company's markets is based on a number of factors, including price, service and support, system software capability, product quality and reliability and compatibility. Equitrac believes that it is competitive with respect to each of these factors and that its principal competitive advantages are its emphasis on customer service and support, its product quality, its system compatibility, which allows the Company's systems to integrate easily into a customer's existing computer system, and its continued development efforts on product enhancements and new systems.

    The market for computer services is very competitive. Competitors include other third party service organizations, as well as original equipment manufacturers ("OEM's"). Competition in the computer services market is based on a number of factors, including price, quality of service, equipment serviced and responsiveness. ECS believes that it is competitive with respect to each of these factors.

PROPRIETARY RIGHTS

    Equitrac does not hold any patents relating to its systems or the technology or software incorporated thereon. Equitrac relies on its know-how, trademarks and copyright laws to develop and maintain its competitive position and protect its proprietary hardware and software.

EMPLOYEES

    At February 29, 1996 Equitrac had a total of 301 full-time employees, of which 27 were engaged in manufacturing, 15 were engaged in research and development, 48 were engaged in sales and marketing, 151 were engaged in customer service and support and 60 were engaged in administrative and finance positions. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.        PROPERTIES

    At February 29, 1996, Equitrac's corporate headquarters and research and development facilities were located in approximately 20,000 square feet of leased office space in Coral Gables, Florida. The Company leases such space from related parties and the lease expires on September 30, 2000. See Note 7 to the Company's Financial Statements, included in Item 8 hereof. The Company's manufacturing and distribution operations are located in approximately 10,000 square feet of leased space near its corporate headquarters. Equitrac sales and support staff (including ECS and Infortext) operate in leased space in 29 locations in the United States, two locations in the United Kingdom and three locations in Canada. The Company believes that its existing facilities are adequate to meet its current and anticipated requirements.

ITEM 3.        LEGAL PROCEEDINGS

    The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                          Age                               Position(s)
       ----                          ---                               -----------
John T. Kane                         52              Chairman of the Board of Directors

George P. Wilson                     52              President, Chief Executive Officer and
                                                       Director

Scott J. Modist                      35              Vice President - Finance, Treasurer and
                                                       Chief Financial Officer

Cid Yousefi                          39              Vice President - Product Development and Management
                                                       Information Services

Christopher Rickborn                 32              Vice President - Marketing and Product Planning

Patrick J. Raftery                   46              Vice President - Sales, U.S. Sales Division

John P. Jones                        54              Vice President - Sales, International


    JOHN T. KANE is the founder of the Company, has served as the Company's Chairman of the Board since its inception in January 1978 and was President of the Company from its inception until October 1989.

    GEORGE P. WILSON has been the President and Chief Executive Officer and a Director of the Company since October 1989. Mr. Wilson served as Executive Vice President of the Company from 1978 through October 1989.

    SCOTT J. MODIST, a certified public accountant, has been Vice President - Finance, Treasurer and Chief Financial Officer of the Company since April 1992. From November 1983 through April 1992, Mr. Modist was employed by KPMG Peat Marwick, and was a senior manager from July 1989 to April 1992.

    CID YOUSEFI has been Vice President - Product Development and Management Information Services since May 1993. Mr. Yousefi has served the Company in various data processing and management information capacities since 1982. Mr. Yousefi was the Company's Director of Data Processing from 1987 through April 1992, at which time he was appointed Vice President - Software Development and Management Information Services.

    CHRISTOPHER RICKBORN was named Vice President - Marketing and Product Planning in April 1996. Mr. Rickborn served as Director of Marketing from January 1995 to April 1996 and as a Product Manager prior to being named as Director of Marketing.

    PATRICK J. RAFTERY has been Vice President - Sales, U.S. Sales Division since September 1993. Mr. Raftery joined the Company in July 1989 as the Company's Vice President - Sales, Eastern Division.

    JOHN P. JONES has served as the Company's Vice President - Sales, International Division since November 1990. Mr. Jones served as the Company's Director of Dealer and National Account Sales from June 1987 to November 1990 and as a Regional Sales Manager from July 1982 to June 1987.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

    The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol ETRC. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported by NASDAQ.

                                                                             High             Low
                                                                             ----             ---
Fiscal year ended February 29, 1996
    Fourth Quarter                                                           7 3/4           5 1/4
    Third Quarter                                                            5 1/2           4 5/8
    Second Quarter                                                           5 1/8           4 1/2
    First Quarter                                                            5               4 1/4

Fiscal year ended February 28, 1995
    Fourth Quarter                                                           5               4 1/4
    Third Quarter                                                            5 1/2           4 1/8
    Second Quarter                                                           5 5/8           4 3/4
    First Quarter                                                            6               4 3/4

    On May 15, 1996, there were approximately 830 holders of record, including security position listings, of the Company's Common Stock.

    The Company has never declared nor paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance its operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant to the Board of Directors.

ITEM 6.        SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data of the Company for each of the years in the five-year period ended February 29, 1996. The selected financial data as of and for each of the years in the five-year period ended February 29, 1996 have been derived from the Company's financial statements, which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The selected financial data should be read in conjunction with the Company's financial statements and the notes thereto for the three-year period ended February 29, 1996 and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  YEAR ENDED
                                                        ----------------------------------------------------------------
                                                        FEBRUARY 29, FEBRUARY 28, FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                                            1996         1995         1994         1993         1992
                                                         ----------   ----------   ----------   ----------   ----------
                                                                    (in thousands, except earnings per share)
Total revenues                                           $   33,718   $   31,224   $   29,122   $   27,475   $   23,732

Operating income                                              2,805        1,754        1,897        3,783        3,004

Net income                                                    1,882        1,287        1,357        2,444        1,750

Earnings per share                                       $     0.52   $     0.34   $     0.36   $     0.70   $     0.66

Weighted average common and
  common equivalent shares outstanding                        3,597        3,770        3,770        3.495        2,649
                                                         ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA (END OF YEAR):

Working capital                                          $   12,366   $   12,343   $   11,873   $   12,314   $    1,358

Total assets                                                 25,646       25,436       22,848       21,990       12,439

Current liabilities                                           3,671        3,535        2,137        2,692        4,247

Long-term debt, net of current portion                            -            -            -          125        1,307

Stockholders' equity                                     $   21,824   $   21,491   $   20,273   $   18,844   $    6,501

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's revenues are derived from two principal sources: (1) monthly revenues from leases of its systems and from maintenance and software support agreements and (2) sales of new systems, upgrades and add-ons of equipment or software. Revenues are also derived from installation and fees for custom software development, repairs and other services. The Company offers its customers the option of purchasing a system or leasing a system pursuant to an operating lease (the term of which is typically 36 months or longer), which includes all maintenance and software support services. The Company offers its purchase customers maintenance and software support agreements (the terms of which are typically for 36 months or longer). Systems that are not purchased in conjunction with a maintenance agreement are serviced by the Company on a time-and-materials basis. The Company's computer service division offers its customers maintenance agreements (the terms of which are typically for 12 months) and also provides maintenance on a time-and-materials basis.

    The Company's total revenues and system rental and maintenance revenues have increased every year since the Company's inception in 1978. Historically, system rental and maintenance revenues have accounted for a majority of the Company's revenues. At February 29, 1996, the minimum future payments due under the Company's existing non-cancelable lease and maintenance agreements aggregated $39.6 million over the next four fiscal years.

The following table sets forth, for the periods presented, certain income statement data of the Company, expressed as a percentage of total revenues.

                                                     PERCENTAGE OF                    PERCENTAGE
                                                     TOTAL REVENUES               INCREASE (DECREASE)
                                                    FOR FISCAL YEARS                FROM PRIOR YEAR
                                            ------------------------------      ----------------------
                                               1996       1995      1994           1996         1995
                                               ----       ----      ----           ----         ----
Revenues:
  System rental and maintenance                59.6%      58.6%     58.8%            9.8%        6.8%
  System sales                                 35.3       35.7      34.8             6.7        10.0
  Installation and other                        5.1       5 .7       6.4            (2.5)       (4.5)
                                            --------  ---------  --------

         Total revenues                       100.0%    100 .0%    100.0%            8.0         7.2
                                            --------  ---------  --------

Expenses:
  Cost of system rental, maintenance
    and installation                           24.1       22.6      24.7            15.0        (1.9)
  Cost of system sales                         12.8       12.7      10.5             9.2        30.2
  Product development                           3.8       4 .1       6.3            (0.5)      (29.8)
  Selling, general and administrative          51.0       55.0      52.0             0.1        13.2
                                            --------- ---------- ---------

         Total expenses                        91.7       94.4      93.5             4.9         8.2
                                            --------- ---------- ---------

Operating income                                8.3       5 .6       6.5            59.9        (7.5)
Interest income, net                            1.0       0 .8       0.7            33.5        37.7
                                            --------- ---------- ---------

Income before income taxes                      9.3       6 .4       7.2            56.5        (3.4)
Income taxes                                    3.7       2 .3       2.5            74.5        (0.1)
                                            --------- ---------- ---------

Net income                                      5.6%      4 .1%      4.7%           46.2        (5.2)
                                            ========  =========  ========

RESULTS OF OPERATIONS

    Comparison of Fiscal Years 1996, 1995 and 1994

    Revenues. Total revenues increased 8% to $33,718,000 in fiscal 1996 from $31,224,000 in fiscal 1995, which in turn represented a 7% increase over fiscal 1994 revenues of $29,122,000. The Company's total revenues increased in fiscal 1996 and 1995 as a result of increases in system rental and maintenance revenues and system sales revenues. System rental and maintenance revenues in each year were comprised primarily of recurring revenues from existing and new lease and maintenance agreements. System sales revenues in each year were comprised primarily of revenues from sales of new systems to existing customers and, to a lesser extent, from sales of new systems to new customers and from sales of add-on equipment to existing customers.

    System rental and maintenance revenues. In fiscal 1996, system rental and maintenance revenues increased 10% to $20,090,000 from $18,297,000 in fiscal 1995. This increase resulted primarily from incremental revenues derived in fiscal 1996 from acquired customer bases and continued penetration of the cost recovery market (primarily law and other professional service firms). System rental and maintenance revenues increased 7% in fiscal 1995 compared to fiscal 1994 primarily as a result of system rental and maintenance revenues derived from customers acquired through acquisitions. Maintenance revenues comprised 25% of total revenues in fiscal 1996 compared to 24% of total revenues in fiscal 1995 and 1994, as a result of maintenance revenues from acquired customers, as well as increased emphasis on obtaining maintenance agreements from customers who purchased systems.

    System sales revenues. In fiscal 1996, system sales revenues increased 7% to $11,892,000 from $11,146,000 in fiscal 1995. The increase in system sales revenues in fiscal 1996 and 1995 was derived primarily from sales of the Company's newest control terminal, the Alpha Terminal, to existing and acquired customers. These revenues were partially offset by a decline in the system sales revenues derived from the Company's older product lines.

    Installation and other. Installation and other revenues decreased 3% to $1,736,000 in fiscal 1996 from $1,781,000 in fiscal 1995. Installation and other revenues decreased 5% in fiscal 1995 compared to fiscal 1994. These decreases have resulted from lower revenues derived from custom programming and other data processing functions as the Company's systems have become more functionally advanced.

    Cost of system rental, maintenance and installation. Cost of system rental, maintenance and installation is comprised primarily of (i) payroll and other expenses related to customer service and support personnel, (ii) depreciation of rental units, (iii) the cost of hardware and system components used for repairs and (iv) amortization of acquired system software. Cost of system rental, maintenance and installation does not include software development costs which have been expensed as research and development expenses in the period incurred. Cost of system rental, maintenance and installation as a percentage of total system rental and maintenance and installation and other revenues was 37% in fiscal 1996 compared to 35% in fiscal 1995 and 38% in fiscal 1994. The increase in the cost of system rental, maintenance and installation as a percentage of total system rental and maintenance and installation and other revenues in fiscal 1996 is primarily attributable to higher expenses as a percentage of related revenue in the Company's ECS division than in the cost recovery divisions of the Company. The decrease in the cost of system rental, maintenance and installation as a percentage of total system rental and maintenance and installation and other revenues in fiscal 1995 was primarily attributable to the decrease in system software amortization expense as certain acquired system software became fully amortized during the year. Cost of system rental, maintenance and installation in fiscal 1995 included $218,000 of amortization of acquired system software compared to $390,000 in fiscal 1994. Depreciation of rental units increased to $1,580,000 in fiscal 1996 from $1,333,000 and $1,244,000 in fiscal 1995 and 1994, respectively. Management believes that cost of system rental and maintenance and installation and other revenues as a percentage of total system rental and maintenance and installation and other revenues may increase in the future if the ECS division contributes a higher percentage of total revenues.

    Cost of system sales. Cost of system sales is comprised of the cost of hardware and system components and payroll and other expenses related to system assembly and testing. Cost of system sales does not include software development costs, which have been expensed as research and development expenses in the period incurred. Cost of system sales as a percentage of system sales was 36% in fiscal 1996 and 1995 compared to 30% in fiscal 1994. Cost of system sales as a percentage of system sales revenues increased in fiscal 1996 and 1995 compared to fiscal 1994 as a result of the higher cost of manufacturing the Alpha Terminal compared to previous product lines and increased price competition in the cost recovery market.

    Product development expenses. Product development expenses decreased slightly to $1,282,000, or 4% of total revenues in fiscal 1996 from $1,288,000, or 4% of total revenues in fiscal 1995. Product development expenses decreased 30% in fiscal 1995 compared to fiscal 1994. Product development expenses decreased in fiscal 1995 due primarily to the completion of development activities associated with the Alpha Terminal which the Company released in April 1994. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly, product development expenses for each period include all hardware and software development costs incurred during the period.

    Selling general and administrative expenses. Selling, general and administrative expenses increased slightly to $17,179,000 in fiscal 1996 from $17,154,000 in fiscal 1995, which in turn represented a 13% increase over fiscal 1994 selling, general and administrative expenses of $15,148,000. Increases in selling, general and administrative expenses in fiscal 1996 included (i) a $200,000 increase in amortization expenses related to intangible assets recorded in connection with acquisitions compared to fiscal 1995, (ii) a $162,000 increase in rent and other office expenses compared to fiscal 1995, and (iii) increases in other selling, general and administrative expenses associated with the Company's increased sales activities and increased revenues. These increases in selling, general and administrative expenses in fiscal 1996 were partially offset by a $725,000 decrease in expenses associated with the commercial market division compared to fiscal 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 51% in fiscal 1996, compared to 55% and 52% in fiscal 1995 and 1994, respectively. Selling, general and administrative expenses decreased as a percentage of revenues during fiscal 1996 as a result of an increase in revenues without a corresponding increase in selling, general and administrative expenses.

    Selling, general and administrative expenses increased in fiscal 1995 due to (i) increases in marketing and selling activities, (ii) increases in administrative and other personnel to support the Company's growth, (iii) increases in commissions and other expenses related to increased system rental and maintenance revenues and increased system sales revenues. The increase in selling, general and administrative expenses during fiscal 1995 also resulted from (i) $382,000 in incremental expenses associated with the Commercial division compared to fiscal 1994, (ii) a $122,000 increase in amortization expense related to the Company's acquisitions compared to fiscal 1994, (iii) $494,000 in selling, general and administrative expenses in fiscal 1995 related to new acquisitions, (iv) a $202,000 increase in depreciation expense compared to fiscal 1994 and (v) a $135,000 increase in health insurance premiums compared to fiscal 1994, due to increased health care costs and the increase in the number of employees. Selling, general and administrative expenses increased as a percentage of revenues in fiscal 1995 primarily as a result of $382,000 of expenses associated with the Commercial division without related revenues, $202,000 of incremental depreciation expense during fiscal 1995 and a $135,000 increase in health insurance premiums.

    Interest income, net. The Company earned interest income of $351,000 in fiscal 1996 compared to $263,000 in fiscal 1995 and $191,000 in fiscal 1994. The increase in interest income resulted primarily from higher interest rates earned on invested cash.

    Income taxes. The Company's effective income tax rate for fiscal 1996 was 40% compared to 36% and 35% in fiscal 1995 and 1994 respectively. The increase in the Company's effective tax rate in fiscal 1996 resulted primarily from the reduction of the Company's research and development tax credit as a percentage of income and a reduction in tax exempt interest income as the Company moved a portion of its investment portfolio out of municipal bonds.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations over the past several years principally from cash flow from operations. The Company generated $6,966,000, $3,528,000 and $2,408,000 in cash flow from operating activities in fiscal 1996, 1995 and 1994, respectively. Cash flows used in investing activities in fiscal 1996 included the acquisition of $1,982,000 of property and equipment, primarily system rental units which are leased to customers.

    On March 1, 1996, the Company acquired the cost recovery customer base of ISI Infortext, Inc., a distributor of cost recovery and telemanagement products based in Schaumburg, Illinois. The transaction was financed by $1,450,000 of cash restricted for that purpose as of February 29, 1996, and the assumption of a liability of approximately $610,000 to fulfill maintenance agreements. Additional consideration is contingent upon the results of the acquisition during fiscal 1997.

    The Board of Directors has authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through February 29, 1996, the Company repurchased 330,800 shares of its outstanding common stock at an aggregate purchase price of $1,653,000. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

    The Company anticipates that its cash and cash equivalents and investment securities and cash flow from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future. A principal source of cash flow from operations will be payments received under the Company's lease and maintenance agreements. At February 29, 1996, the future minimum payments due to the Company under its existing non-cancelable lease and maintenance agreements aggregate $39.6 million, of which $16.6 million is due in fiscal 1997. The Company has no material commitments for capital expenditures.

SEASONALITY AND INFLATION

    Historically, the Company's business has not been seasonal. However, although the Company's rental and maintenance revenues from installed systems do not fluctuate greatly from quarter to quarter, fluctuations in the amount of system sales may result in quarterly variations in the Company's total revenues and net income. Accordingly, interim results of operations may not be an accurate measure of the annual performance of the Company. The Company believes that inflation has not had a material impact on the results of operations.

FOREIGN OPERATIONS

    In fiscal 1996, revenue from foreign operations (including export sales) increased 13% to $3,980,000 from $3,521,000 in fiscal 1995, which in turn represented a 31% increase over revenue from foreign operations (including export sales) of $2,642,000 in fiscal 1994. These increases in revenues from foreign operations (including export sales) resulted primarily from revenues derived from customers acquired from regional distributors of cost recovery and expense management products in Canada. As a percentage of total revenues, revenue from foreign operations (including export sales) increased to 11.8%, in fiscal 1996 compared to 11.3% and 9.1% in fiscal 1995 and 1994, respectively, as a result of the increase in foreign revenues (including export sales).

    Equitrac's foreign revenue is subject to the normal risks of foreign operations, such as protective tariffs, export and import controls and transportation delays and interruptions. The Company's direct international sales are billed in foreign currencies and are subject to currency exchange fluctuations.

    Since Equitrac's systems are manufactured in the United States, the Company's foreign operations could be affected by fluctuations in the relative value of the U.S. dollar to foreign currencies. In fiscal years 1996, 1995 and 1994, the effect of foreign currency exchange fluctuations was not significant to the Company.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Equitrac Corporation

    We have audited the accompanying balance sheets of Equitrac Corporation as of February 29, 1996 and February 28, 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equitrac Corporation as of February 29, 1996 and February 28, 1995 and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.


Miami, Florida
April 12, 1996

                              EQUITRAC CORPORATION
                                 BALANCE SHEETS


                                                             February 29, February 28,
                                                                1996         1995
                                                             ------------ ------------
                             ASSETS

    Current assets:
      Cash and cash equivalents                                $ 3,581      $ 2,187
      Restricted cash                                            1,450         0.00
      Investment securities                                      4,031        5,196
      Accounts receivable, net of allowance of $350              4,330        5,871
      Inventories                                                1,780        1,879
      Deferred income taxes                                        499          187
      Other current assets                                         366          558
                                                               -------      -------
           Total current assets                                 16,037       15,878

    Investment securities                                        1,361            -
    Property and equipment, net                                  6,034        6,116
    Intangible assets, net                                       2,067        3,287
    Other assets                                                   147          155
                                                               -------      -------

           Total assets                                        $25,646      $25,436
                                                               =======      =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                                            $622       $1,005
      Accrued expenses                                           2,965        1,570
      Unearned income and other current liabilities                 84          960
                                                               -------      -------
           Total current liabilities                             3,671        3,535

    Deferred income taxes                                          151          410
                                                               -------      -------

           Total liabilities                                     3,822        3,945
                                                               -------      -------

   Stockholders' equity:
      Common stock, $.01 par value; 15,000,000 shares
        authorized 3,717,750 and 3,696,750 shares issued in
        1996 and 1995, respectively                                 37           37
      Additional paid-in capital                                10,390       10,356
      Retained earnings                                         13,058       11,176
      Cumulative translation adjustment                            (25)         (29)
      Unrealized gain (loss) on investment securities, net          17          (49)
      Treasury stock, at cost (330,800 shares at February       (1,653)           -
                                                               -------      -------

           Total stockholders' equity                           21,824       21,491
                                                               -------      -------

           Total liabilities and stockholders' equity          $25,646      $25,436
                                                               =======      =======



               See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                              STATEMENTS OF INCOME


                                                  February 29, February 28, February 28,
                                                      1996         1995         1994
                                                  ------------ ------------ ------------
    Revenues:
       System rental and maintenance                $20,090      $18,297      $17,125
       System sales                                  11,892       11,146       10,133
       Installation and other                         1,736        1,781        1,864
                                                    -------      -------      -------

            Total revenues                           33,718       31,224       29,122
                                                    -------      -------      -------

    Expenses:
       Cost of system rental, maintenance
         and installation                             8,123        7,065        7,199
       Cost of system sales                           4,329        3,963        3,043
       Product development                            1,282        1,288        1,835
       Selling, general and administrative           17,179       17,154       15,148
                                                    -------      -------      -------

            Total expenses                           30,913       29,470       27,225
                                                    -------      -------      -------

            Operating income                          2,805        1,754        1,897

    Interest income, net                                351          263          191
                                                    -------      -------      -------

            Income before income taxes                3,156        2,017        2,088

    Income taxes                                      1,274          730          731
                                                    -------      -------      -------

            Net income                               $1,882       $1,287       $1,357
                                                    =======      =======      =======

    Earnings per share                                $0.52        $0.34        $0.36
                                                    =======      =======      =======

    Weighted average common and common
      equivalent shares outstanding                   3,597        3,770        3,770
                                                    =======      =======      =======


               See accompanying notes to financial statements.

                             EQUITRAC CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                                 Common Stock      Additional
                                              --------------------  Paid-In    Retained
                                                Shares      Amount  Capital    Earnings
                                              ---------    -------  -------    --------
    Balance, February 28, 1993                3,643,200       $36   $10,276     $8,532

    Exercise of employee stock options           48,650         1        71        -

    Net income for the year ended
      February 28, 1994                          -          -          -          1,357
                                              ---------    -------  -------    --------
    Balance, February 28, 1994                3,691,850        37    10,347       9,889

    Unrealized loss on investment
      securities, net of tax                     -          -          -          -

    Translation adjustment                       -          -          -          -

    Exercise of employee stock options            4,900     -             9       -

    Net income for the year ended
      February 28, 1995                          -          -          -          1,287
                                              ---------    -------  -------    --------
    Balance, February 28, 1995                3,696,750        37    10,356      11,176

    Purchase of treasury stock -
      330,800 shares                             -          -          -          -

    Unrealized gain on investment
      securities, net of tax                     -          -          -          -

    Translation adjustment                       -          -          -          -

    Exercise of employee stock options           21,000     -            34       -

    Net income for the year ended
      February 29, 1996                          -          -          -          1,882
                                              ---------    -------  -------    --------
    Balance, February 29, 1996                3,717,750       $37   $10,390     $13,058
                                              =========    =======  =======    ========


                                                          Unrealized
                                                          gain(loss) on
                                           Cumulative      Investment                       Total
                                           Translation     Securities,     Treasury      Stockholders'
                                            Adjustment     Net of Tax       Stock           Equity
                                           -----------     ------------    --------      -------------
   Balance, February 28, 1993                  -                -              -         $      18,844

   Exercise of employee stock options          -                -              -                    72

   Net income for the year ended
     February 28, 1994                         -                -              -                 1,357
                                           -----------     ------------    --------      -------------

   Balance, February 28, 1994                  -                -              -                20,273

   Unrealized loss on investment
     securities, net of tax                    -                    (49)       -                   (49)

   Translation adjustment                          (29)         -              -                   (29)

   Exercise of employee stock options          -                -              -                     9

   Net income for the year ended
     February 28, 1995                         -                -              -                 1,287
                                          ------------     -------------  --------       -------------
   Balance, February 28, 1995                      (29)             (49)       -                21,491


   Purchase of treasury stock -
     330,800 shares                            -                -           (1,653)             (1,653)

   Unrealized gain on investment
     securities, net of tax                    -                      66       -                    66

   Translation adjustment                         4             -              -                     4

   Exercise of employee stock options
                                               -                -              -                    34
   Net income for the year ended
     February 29, 1996                         -                -              -                 1,882

                                          ------------     -------------  --------       -------------
   Balance, February 29, 1996             $        (25)    $          17  $ (1,653)      $      21,824
                                          ============     =============  ========       =============


                See accompanying notes to financial statements.

                             EQUITRAC CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                Year Ended      Year Ended       Year Ended
                                                                February 29,    February 28,     February 28,
                                                                    1996            1995            1994
                                                                ------------    ------------     -----------
    Cash flows from operating activities:
      Net income                                                   $1,882          $1,287          $1,357
      Adjustments to reconcile net income to
         net cash provided by operating activities:
        Depreciation                                                2,064           1,890           1,601
        Amortization                                                1,125           1,013           1,067
        Termination of capital leases                                   -               -              55
        Provision for doubtful accounts                                 -              25             100
        Deferred income taxes                                        (616)            (20)            (53)
        Change in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                      1,541          (1,278)         (1,117)
           Inventories                                                 99            (437)            (22)
           Other current assets                                       192              48            (219)
           Other assets                                                 8             (18)             38
         Increase (decrease) in:
           Accounts payable                                          (383)            352            (239)
           Accrued expenses                                         1,395             591            (172)
           Unearned income                                           (341)             75              12
                                                                ---------       ---------        --------
           Net cash provided by operating activities                6,966           3,528           2,408
                                                                ---------       ---------        --------
    Cash flows from investing activities:
      Purchase of property and equipment                           (1,982)         (2,510)         (3,130)
      Acquisitions of intangible assets                              (225)           (621)         (1,245)
      Sales and maturities of investment securities                 5,223           2,559           3,125
      Purchase of investment securities                            (5,308)         (1,249)         (5,574)
      Restricted cash                                              (1,450)              -               -
                                                                ---------       ---------        --------
           Net cash used in investing activities                   (3,742)         (1,821)         (6,824)
                                                                ---------       ---------        --------
    Cash flows from financing activities:
      Repayment of acquisition obligations                           (215)            (94)           (521)
      Proceeds from issuance of common stock                           34               9              72
      Purchase of treasury stock                                   (1,653)              -               -
                                                                ---------       ---------        --------
           Net cash used in financing activities                   (1,834)            (85)           (449)
                                                                ---------       ---------        --------
    Exchange rate effect on cash                                        4             (29)              -
                                                                ---------       ---------        --------
    Net increase (decrease) in cash and cash equivalents            1,394           1,593          (4,865)
    Cash and cash equivalents at beginning of year                  2,187             594           5,459
                                                                ---------       ---------        --------
    Cash and cash equivalents at end of year                       $3,581          $2,187            $594
                                                                =========       =========        ========
    Supplemental disclosure of cash flow information:
      Cash paid during the year for:
        Income taxes                                            $     948       $     545        $  1,107
        Interest                                                $      -        $      -         $     45


Non-cash investing and financing activities during fiscal 1996 consisted of $40,000 of assets and liabilities recorded in connection with an acquisition and a $360,000 reduction in intangible assets resulting from the reduction of liabilities in connection with contingent consideration adjustments related to acquisitions. Non-cash investing and financing activities during fiscal 1995 consisted of $575,000 of assets and liabilities recorded in connection with acquisitions and a $101,000 reduction in intangible assets resulting from the reduction of a note payable in connection with a contingent consideration adjustment related to an acquisition. Non-cash investing and financing activities during fiscal 1994 consisted of $240,000 of assets and liabilities recorded in connection with acquisitions.


               See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

    Equitrac Corporation (the "Company") designs, develops, manufactures, markets and supports a fully integrated computer hardware and software communications network designed to automatically track, record and report usage of various office equipment such as photocopy machines, facsimile machines, laser printers, word processing terminals, telephones and postage meters. The Company primarily markets its systems to law firms and other professional service firms. The Company offers its systems by sale or lease in the United States, the United Kingdom and Canada through direct sales offices. The Company's systems are also available through independent dealers.

MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

SYSTEM RENTAL, MAINTENANCE AND SALES

    System rentals are billed primarily on a monthly basis and include maintenance services. Revenue is recognized ratably over the term of the respective lease, which is consistent with the period in which maintenance is provided. The Company accounts for its system leases as operating leases.

    System sales revenue is recognized upon customers' acceptance of installed systems. Cost of system sales consists primarily of the cost of hardware and system components, including payroll relating to assembly and testing prior to delivery to customers. The cost of software has been expensed as research and development in the period incurred.

CASH AND CASH EQUIVALENTS

    Cash equivalents include all highly liquid investments with maturities of three months or less when purchased. The Company maintains cash and cash equivalent balances with high quality financial institutions. The Company periodically evaluates the relative credit risk of these financial institutions.

RESTRICTED CASH

    Restricted cash consists of cash held in trust and committed for the acquisition of the Infortext Group. The cash held in trust was used as the initial payment for the Infortext acquisition on March 1, 1996. (See Note 12.)

INVESTMENT SECURITIES

    Investment securities generally consist of municipal bonds, U.S. Treasury obligations and investment grade corporate bonds with maturities generally ranging from one to twenty-five years. The Company adopted the provisions of Statements of Financial Accounting Standards No. 115 ("SFAS No. 115") Accounting for Certain Investments in Debt and Equity Securities, on March 1, 1994. Under SFAS No. 115, the Company classifies its investment securities as available-for-sale.

    Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Interest income is recognized when earned. At February 29, 1996, the amortized cost of these investments closely approximated fair market value and accordingly, unrealized gains and losses were not material.

PROPERTY AND EQUIPMENT

    Property and equipment consist primarily of systems rented to customers and are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally over five years.

INVENTORIES

    Inventories comprised primarily of system components, parts and supplies are carried at the lower of weighted-average cost or market. The weighted average cost of inventories approximates the "first in-first out" ("FIFO") method.

INTANGIBLE ASSETS

    Intangible assets represent costs allocated to specifically identifiable assets and the excess of cost over the fair value of tangible and identifiable intangible assets arising from acquisitions ("goodwill"). The costs of all identifiable assets are amortized on a straight-line basis over their respective estimated useful lives, ranging from three to seven years. Goodwill is amortized over fifteen years.

PRODUCT DEVELOPMENT COSTS

    Product development costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Translation of foreign currencies into U.S. dollars is computed for revenue and expense accounts using average exchange rates during the year. Net assets of the Company's Canadian operations, whose "functional currency" is the Canadian dollar are translated at current rates of exchange, with the resulting translation adjustment recorded directly into a separate component of stockholder's equity. The functional currency for the Company's other foreign operations is the U.S. dollar. Net assets of these operations are translated at current rates of exchange, with the resulting translation gains and losses included in the statement of income. In fiscal years 1996, 1995 and 1994, the effect of foreign currency exchange fluctuations was not significant to the Company.

INCOME TAXES

    The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

EARNINGS PER SHARE

    Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Outstanding stock options are considered common stock equivalents and are included in the calculation using the treasury stock method.

NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, is effective for fiscal years beginning after December 15, 1995. This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This pronouncement is not expected to have a material impact on the financial statements of the Company.

    Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, is effective for transactions entered into in fiscal years that begin after December 15, 1995. The pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro-forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123.

RECLASSIFICATIONS

    Certain prior year balance sheet items have been reclassified to conform with the fiscal year 1996 presentation.

2.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                                      February 29,    February 28,
                                                                          1996           1995
                                                                     -------------   -------------
System rental units                                                     $   9,195       $  8,758
Equipment, furniture and fixtures                                           2,106          1,849
Leasehold improvements                                                      1,002            988
                                                                        ---------       --------

                                                                           12,303         11,595
Less accumulated depreciation and
  amortization (including $4,784 in 1996
  and $4,395 in 1995 relating to system
  rental units)                                                            (6,269)        (5,479)
                                                                        ---------       --------

                                                                        $   6,034       $  6,116
                                                                        =========       ========



3.  INTANGIBLE ASSETS:

    Intangible assets consist of the following (in thousands):

                                                                         February 29,     February 28,
                                                                            1996             1995
                                                                        ------------     -------------
Covenants not to compete                                                $   2,300        $  2,300
System software                                                               130           1,180
Customer lists                                                              1,825           1,645
Service contracts                                                             383           1,081
Goodwill                                                                      479             394
                                                                        ---------        --------
                                                                            5,117           6,600
Less accumulated amortization                                              (3,050)         (3,313)
                                                                        ---------        --------

                                                                        $   2,067        $  3,287
                                                                        =========        ========

4.  ACCRUED EXPENSES:

    Accrued expenses consist of the following (in thousands):

                                                                       February 29,     February 28,
                                                                           1996             1995
                                                                       ------------     ------------
Compensation and benefits                                              $   1,183         $   1,154
Federal, state and local taxes                                             1,049                201
Other                                                                        733                215
                                                                       ---------         ----------

                                                                       $   2,965         $    1,570
                                                                       =========         ==========


5.  LEASING TRANSACTIONS AND MAINTENANCE AGREEMENTS:

    The Company's operations include leasing its systems. All of the Company's leases are classified as operating leases. The Company's existing leases generally expire over the next four years and include all maintenance services. The lessee is responsible for risk of loss, theft or damage to the equipment. The lessee pays the lease amount in monthly installments and is liable for its full contractual obligation upon cancellation. Customers who purchase a system may obtain a separate maintenance agreement.

    The following is a schedule of minimum future rentals under these non-cancelable operating leases and maintenance agreements as of February 29, 1996 (in thousands):

                                                               Fiscal Year
                                                               -----------
                                                                  1997                   $   16,592
                                                                  1998                       11,757
                                                                  1999                        6,918
                                                                  2000                        4,291
                                                                                         ----------

                                                                                         $   39,558
                                                                                         ==========

6.  RETIREMENT PLAN:

    The Company has a 401(K) plan covering all eligible employees. Under the plan, eligible employees may contribute up to 15% of their salary. The Company matches 100% of the employee contributions up to 5% of their gross pay and may make discretionary contributions in amounts determined by the Board of Directors. The Company accrued and contributed approximately $460,000, $464,000 and $456,000 to the plan for fiscal years 1996, 1995 and 1994, respectively.

7.  COMMITMENTS:

    The Company's corporate headquarters is leased from related parties at a monthly rental of approximately $33,000 plus insurance. The lease, which expires on September 30, 2000, provides for annual increases based on the percentage increase in the Consumer Price Index. Under this agreement, the related parties hold a $50,000 security deposit. Additionally, the Company leases other office space and office equipment from unrelated parties. Total rent expense for fiscal years 1996, 1995 and 1994, was approximately $1,324,000, $1,286,000 and $1,247,000 respectively, including rent expense to related parties of approximately $418,000 in fiscal 1996 and 1995 and $541,000 in fiscal 1994.

    At February 29, 1996, future minimum rental obligations under non-cancelable operating leases are as follows (in thousands):

                                                               Fiscal Year
                                                               -----------
                                                                   1997                 $   1,341
                                                                   1998                     1,132
                                                                   1999                       978
                                                                   2000                       735
                                                                   2001                       159
                                                             Thereafter                       450
                                                                                        ---------

                                                                                        $   4,795
                                                                                        =========


8.  INCOME TAXES:

    The Company uses the asset and liability approach which requires recognition of deferred tax assets and liabilities with respect to the expected future tax consequence of events that have been recorded in the financial statements and tax returns.

Income tax expense is summarized as follows (in thousands):

                                                                         Year Ended
                                                      ------------------------------------------------
                                                        February 29,     February 28,     February 28,
                                                            1996             1995             1994
                                                       -------------    -------------    -------------
Current:
  Federal                                                $  1,380         $     537        $    590
  State                                                       510               213             194
                                                         --------         ---------        --------

                                                            1,890               750             784
                                                         ========         =========        ========

Deferred:
  Federal                                                    (450)              (14)            (39)
  State                                                      (166)               (6)            (14)
                                                         --------         ---------        --------

                                                             (616)              (20)            (53)
                                                         ---------        ---------        --------

                                                         $  1,274         $     730        $     731
                                                         ========         =========        =========


Deferred tax assets and liabilities consist of the following (in thousands):

                                                        February 29,     February 28,
                                                            1996             1995
                                                       -------------    -------------
Deferred tax assets:
  Allowance for doubtful accounts                        $     149        $     149
  Inventories                                                   95                -
  Intangible assets                                             66                -
  Accrued expenses                                             267                -
  Other                                                          -               38
                                                         ---------        ---------

                                                               577              187
                                                         =========        =========

Deferred tax liabilities:
  Property and equipment                                     (217)            (356)
  Other                                                       (12)             (54)
                                                         --------         --------

                                                             (229)            (410)
                                                         ========         ========

Net deferred tax asset (liability)                       $     348        $   (223)
                                                         =========        ========

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows (in thousands):

                                                                         Year Ended
                                                      ------------------------------------------------
                                                        February 29,     February 28,     February 28,
                                                            1996             1995             1994
                                                       -------------    -------------    -------------
Expected income taxes                                    $   1,073        $   686          $   710
State income taxes, net of federal benefit                     234            127              128
Research and development tax credit                            (66)           (72)            (118)
Other                                                           33            (11)              11
                                                         ---------        ------           -------

Total income tax expense                                 $   1,274        $   730          $   731
                                                         =========        =======          =======

    Certain aspects of the Company's fiscal 1992, 1993 and 1994 federal income tax returns are currently under examination by the Internal Revenue Service. (See Note 10.)

9. COMMON STOCK:

    The Company has a 1992 Stock Option Plan (the "Plan"), as amended July 20, 1994, under which 400,000 shares of common stock are reserved for issuance upon exercise of stock options. The Plan provides for the granting of incentive stock options (as defined under the Internal Revenue Code) and nonstatutory stock options at prices determined by the Stock Option Committee of the Board of Directors. Under the Company's prior stock option plan, which terminated in April 1992, options to acquire 93,450 shares of common stock remain exercisable through May 6, 2001.

    The Company also has a 1992 Directors Stock Option Plan (the "Directors Plan") under which 40,000 shares of common stock were reserved for issuance upon exercise of stock options. The Directors Plan provides for an automatic grant of an option to purchase 5,000 shares of common stock to each nonemployee director of the Company upon election as a director of the Company and an automatic grant of an option to purchase 1,000 shares upon re-election as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of grant.

    During fiscal 1994, the Company repriced options to purchase an aggregate of 45,000 shares of common stock to executive officers and an option to purchase 5,000 shares of common stock to an employee who is not an executive officer, in each instance from an exercise price of $11.00 per share to $6.25 per share, the fair market value of the Company's common stock on the date of repricing. During fiscal 1994, the Company also repriced options to purchase an aggregate of 15,000 shares of common stock to nonemployee directors, from exercise prices ranging from $10.00 to $11.00 per share to $6.25 per share, the fair market value of the Company's common stock on the date of repricing.

    The Board of Directors has authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through February 29, 1996, the Company repurchased 330,800 shares of its outstanding common stock at an aggregate purchase price of $1,653,000, including 34,000 shares from a director for an aggregate purchase price of $189,125. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

Stock Option Plan Summary:

                                                                           Year Ended
                                                       ------------------------------------------------
                                                         February 29,     February 28,     February 28,
                                                             1996             1995             1994
                                                       ---------------  ---------------  --------------
Options outstanding at beginning of year                    289,350          288,450          245,600
Granted                                                     102,500           13,000          102,000
Canceled                                                     (6,900)          (7,200)         (10,500)
Exercised                                                   (21,000)          (4,900)         (48,650)
                                                         ----------        ---------        ---------

Options outstanding at end of year                          363,950          289,350          288,450
                                                         ==========        =========        =========



Available for issuance under 1992 Plan and
    Directors Plan                                          169,500          260,000           73,000
                                                         ==========        =========        =========

Per share range of prices of options exercised
  during the year                                        $0.73 - $1.78         $1.78        $0.73 - $1.78

Per share range of exercise prices of outstanding
  options at the end of year                             $1.78 - $7.25    $0.73 - $7.25     $0.73 - $7.25

Shares subject to exercisable options at end of year        261,450          284,350          272,450

10. CONTINGENCIES:

    The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material adverse effect on the Company's financial position or results of operations.

    Certain aspects of the Company's fiscal 1992, 1993 and 1994 federal income tax returns are currently under examination by the Internal Revenue Service ("IRS"). The IRS is reviewing the characterization and useful lives of certain intangible assets of the Company. A report previously issued by the IRS assessing additional taxes, penalties and interest for the 1992 fiscal year has been rejected by the IRS appeals division and the case has been returned to the initial examiner. A revised report has not been received regarding the Company's 1992 tax return and no report has been received regarding the Company's 1993 and 1994 tax return. If the IRS prevails, the Company may be required to make payments relating to the timing of tax deductions taken on these federal income tax returns. The Company may also be assessed interest and penalties. Although management and its tax advisors believe that the Company has a meritorious position, the ultimate outcome of this matter cannot presently be determined and therefore, no liability has been recorded at this time. The Company intends to vigorously defend its position.

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Unaudited summarized financial data by quarter for fiscal 1996 and 1995 is as follows (in thousands, except earnings per share):



                                                                        Quarter Ended
                                                     --------------------------------------------------
                                                     May 31      August 31   November 30    February 29
                                                     ------      ---------   -----------    -----------
Fiscal 1996
    Revenues                                         $8,384         $8,265        $8,373         $8,696
    Operating income                                    645            567           611            982
    Net income                                          449            402           428            603
    Earnings per share                               $ 0.12         $ 0.11   $ 0.12$0.17

                                                     May 31      August 31   November 30    February 28
                                                     ------      ---------   -----------    -----------
Fiscal 1995
    Revenues                                         $7,886         $7,812        $7,700         $7,826
    Operating income                                    688            524           327            215
    Net income                                          469            370           246            202
    Earnings per share                               $ 0.12         $ 0.10        $ 0.07         $ 0.05


12. SUBSEQUENT EVENT:

    On March 1, 1996, the Company acquired the cost recovery customer base of ISI Infortext, Inc. ("ISI"), a distributor of cost recovery and telemanagement products based in Schaumburg, Illinois. The transaction was financed by $1,450,000 of cash restricted for that purpose as of February 29, 1996, and the assumption of a liability of approximately $610,000 to fulfill maintenance agreements. Additional consideration is contingent upon the results of the acquisition during fiscal 1997.

13. GEOGRAPHIC INFORMATION:

    The Company operates exclusively in one business segment. Geographic information related to revenues, operating income and assets (at year end) is as follows (in thousands):


                                                                         Year Ended
                                                       -----------------------------------------------
                                                        February 29,     February 28,     February 28,
                                                            1996            1995             1994
                                                       -------------    -------------    -------------
Revenues:
  U.S.                                                 $      30,340    $      28,413    $      27,225
  Foreign, principally United Kingdom and Canada               3,378            2,811            1,897
                                                       -------------    -------------    -------------

  Total                                                $      33,718    $      31,224    $      29,122
                                                       =============    =============    =============

Operating income (loss):
  U.S.                                                 $       3,105    $       1,669    $       1,748
  Foreign, principally United Kingdom and Canada                (300)              85              149
                                                       -------------    -------------    -------------

  Total                                                $       2,805    $       1,754    $       1,897
                                                       =============    =============    =============

Assets (at end of year):
  U.S.                                                 $      24,503    $      23,080    $      22,241
  Foreign, principally United Kingdom and Canada               1,143            2,356              607
                                                       -------------    -------------    -------------

  Total                                                $      25,646    $      25,436    $      22,848
                                                       =============    =============    =============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item with respect to directors of the Company will be included in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference. Information with respect to executive officers of the Company is presented in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11.     EXECUTIVE COMPENSATION

    The information required by this item will be contained in the 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

    The information required by this item will be contained in the 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    The information required by this item will be contained in the 1996 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) 1.       INDEX TO FINANCIAL STATEMENTS

    The following financial statements of Equitrac Corporation are filed as part of this report on Form 10-K:

                                                                                              Page
                                                                                              ----
    Report of Independent Accountants                                                          20
    Balance Sheets - February 29, 1996 and February 28, 1995                                   21
    Statements of Income - Years ended February 29, 1996, February 28, 1995
      and February 28, 1994                                                                    22
    Statements of Stockholders' Equity - Years ended February 29, 1996
      February 28, 1995 and February 28, 1994                                                  23
    Statements of Cash Flows - Years ended February 29, 1996,
      February 28, 1995 and February 28, 1994                                                  24
    Notes to Financial Statements                                                              25

    2.   SUPPLEMENTAL SCHEDULE

    Report of Independent Accountants                                                         S-1
    Schedule II - Valuation and Qualifying Accounts                                           S-2

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or required under the related instructions or is included in the Financial Statements or notes thereto.

(B) EXHIBITS

   EXHIBIT                                                                 PAGE OR
   NUMBER                   DESCRIPTION                                METHOD OF FILING
  --------                 -------------                               ----------------
     3.1         Amended and Restated Articles          Incorporated by reference to Exhibit No. 3.1
                 of Incorporation                       to the Company's Registration Statement
                                                        on Form S-1 (No. 33-47367) (the "S-1")

     3.2         Bylaws                                 Incorporated by reference to Exhibit 3.2 to
                                                        the Company's S-1

      4          Form of Common Stock                   Incorporated by reference to Exhibit 4 to
                 Certificate                            the Company's S-1

    10.1         Executive Compensation Plan and Arrangements

  10.1 (a)       1992 Stock Option Plan, as amended Incorporated by reference to the Company's S-8

  10.1 (b)       Directors Stock Option Plan            Incorporated by reference to Exhibit 10.2 to
                                                        the Company's S-1

  10.1 (c)       Employment Agreement, dated            Incorporated by reference to Exhibit 10.3 to
                 as of April 17, 1992 between           the Company's S-1
                 the Company and John T. Kane

  10.1 (d)       Employment Agreement, dated            Incorporated by reference to Exhibit 10.4 to
                 as of April 17, 1992 between the       the Company's S-1
                 Company and George P. Wilson

    10.2         Form of Indemnification                Incorporated by reference to Exhibit 10.5 to
                 Agreement between the Company          the Company's S-1
                 and each of its Executive Officers
                 and Directors

    10.3         Lease Agreement dated September        Incorporated by reference to Exhibit 10.8 to
                 17, 1990, between the Company          the Company's S-1
                 and 3200 Ponce de Leon Associates

     11          Statement re: computation of
                 earnings per share

     22          Subsidiaries                           Incorporated by reference to Exhibit 22.1 to
                                                        the Company's S-1

     23          Consent of Coopers & Lybrand L.L.P.

     27          Financial Data Schedule(for SEC use only)

(C) REPORTS ON FORM 8-K.

 No reports were filed on Form 8-K during the three months ended February 29, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on May 23, 1996.


                                 EQUITRAC CORPORATION


                                 By     /s/ George P. Wilson
                                        -------------------------------------
                                        George P. Wilson
                                        President and Chief
                                        Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                     TITLE                                 DATE
        ---------                                     -----                                 ----
     /s/ John T. Kane               Chairman of the Board of Directors                 May 23, 1996
- ------------------------------
       John T. Kane


   /s/ George P. Wilson             President, Chief Executive Officer                 May 23, 1996
- ------------------------------      and Director
     George P. Wilson


   /s/ Scott J. Modist              Vice President - Finance, Treasurer                May 23, 1996
- ------------------------------      and Chief Financial Officer (Principal
     Scott J. Modist                Financial Officer)



/s/ Richard S. Staveley, Jr.        Controller (Principal Accounting Officer)          May 23, 1996
- ------------------------------
   Richard S. Staveley, Jr.


  /s/ James F. Courbier             Director                                           May 23, 1996
- ------------------------------
    James F. Courbier


    /s/ Marc M. Watson              Director                                           May 23, 1996
- ------------------------------
      Marc M. Watson


      /s/ Peter Marx                Director                                           May 23, 1996
- ------------------------------
        Peter Marx

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Equitrac Corporation

         Our report on the financial statements of Equitrac Corporation is included on page 20 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 37 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.


Miami, Florida
April 12, 1996

   SCHEDULE II

                              EQUITRAC CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994

                                 (in thousands)

COLUMN A                          COLUMN B          COLUMN C         COLUMN D       COLUMN E      COLUMN F
- --------                          --------          --------         --------       --------      --------

                                                           ADDITIONS
                                                 -------------------------------
                                 BALANCE AT        CHARGED TO       CHARGED TO                     BALANCE
                                  BEGINNING         COST AND           OTHER         DEDUC-        AT END
DESCRIPTION                        OF YEAR          EXPENSES         ACCOUNTS         TIONS        OF YEAR
- -----------                        -------          --------         --------         -----        -------
Year ended
   February 29, 1996
   Allowance for doubtful
   accounts (deducted from
   accounts receivable)                $350                  -           $100           $100        $ 350

Year ended
   February 28, 1995
   Allowance for doubtful
   accounts (deducted from
   accounts receivable)                $325              $  25             -               -        $ 350


Year ended
   February 28, 1994
   Allowance for doubtful
   accounts (deducted from
   accounts receivable)                $325               $100             -            $100        $ 325