Form 10-Q
period 1996-05-31
EQUITRAC CORPORATION
filed 1996-07-12
CIK 886761

             -----------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


                          COMMISSION FILE NO. 0-20189

                              EQUITRAC CORPORATION
             (Exact name of Registrant as specified in its charter)



                 FLORIDA                            59-1797862
     (State or other jurisdiction of              (IRS Employee
      incorporation or organization)          Identification Number)


                          836 PONCE DE LEON BOULEVARD
                          CORAL GABLES, FLORIDA 33134
                                 (305) 442-2060

              (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes   X      No
                                                         ---        ---.


     As of July 8, 1996, there were 3,400,200 shares of the Registrant's common stock, par value $.01, outstanding.

             -----------------------------------------------------

                              EQUITRAC CORPORATION

                                     INDEX


                                                        Page
                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets
          as of May 31, 1996
          and February 29, 1996                           2

          Condensed Statements of Income
          for the three months ended
          May 31, 1996 and 1995                           3

          Condensed Statement of
          Stockholders' Equity for the
          three months ended May 31, 1996                 4

          Condensed Statements of Cash Flows
          for the three months ended
          May 31, 1996 and 1995                           5

          Notes to Condensed Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                      9


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                12


SIGNATURES                                                12

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              EQUITRAC CORPORATION

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      (in thousands, except share amounts)


                                                             MAY 31,   FEBRUARY 29,
                          ASSETS                               1996        1996
                                                             -------   -----------
Current assets:
 Cash and cash equivalents                                   $ 2,119      $ 3,581
 Restricted cash                                                  -         1,450
 Investment securities                                         4,299        4,031
 Accounts receivable, net of allowance of $350                 5,834        4,330
 Inventories                                                   2,452        1,780
 Deferred income taxes                                           506          499
 Other current assets                                            415          366
                                                             -------      -------
      Total current assets                                    15,625       16,037

Investment securities                                          1,274        1,361
Property and equipment, net                                    6,121        6,034
Intangible assets, net                                         3,852        2,067
Other assets                                                     157          147
                                                             -------      -------
      Total assets                                           $27,029      $25,646
                                                             =======      =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $   753      $   622
 Accrued expenses                                              2,781        2,965
 Unearned income and other current liabilities                   966           84
                                                             --------     -------
      Total current liabilities                                4,500        3,671

Deferred income taxes                                            139          151
                                                             --------     -------
      Total liabilities                                        4,639        3,822
                                                             --------     -------
Stockholders' equity:
 Common stock, $.01 par value; 15,000,000 shares
   authorized, 3,726,500 and 3,717,750 shares issued
   at May 31, and February 29, 1996, respectively                 37           37
Additional paid-in capital                                    10,405       10,390
Retained earnings                                             13,632       13,058
Cumulative translation adjustment                                (21)         (25)
Unrealized (loss) gain on investment securities, net of tax      (10)          17
Treasury stock, at cost (330,800 shares at May 31, and
   February 29, 1996)                                         (1,653)      (1,653)
                                                             -------      -------
      Total stockholders' equity                              22,390       21,824
                                                             -------      -------
          Total liabilities and stockholders' equity         $27,029      $25,646
                                                             =======      =======


                            See accompanying notes.

                              EQUITRAC CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                   (in thousands, except earnings per share)


                                                THREE MONTHS ENDED
                                                     MAY 31,
                                                -----------------
                                                 1996       1995
                                                 ----       ----
Revenues:
 Sales                                          $3,965     $3,462
 Service and support                             3,110      2,432
 Rental                                          2,588      2,490
                                                ------     ------
     Total revenues                              9,663      8,384
                                                ------     ------
Expenses:
 Cost of revenues                                3,554      3,039
 Product development                               432        259
 Selling expenses                                1,568      1,410
 General and administrative                      3,297      3,031
                                                ------     ------
      Total expenses                             8,851      7,739
                                                ------     ------
        Operating income                           812        645
Interest income                                    126         67
                                                ------     ------
        Income before income taxes                 938        712
Income taxes                                       364        263
                                                ------     ------
        Net income                              $  574     $  449
                                                ======     ======

Earnings per share                              $ 0.16     $ 0.12
                                                ======     ======

Weighted average common and common equivalent
 shares used in per share calculation            3,516      3,763
                                                ======     ======






                            See accompanying notes.

                              EQUITRAC CORPORATION

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                                             UNREALIZED
                                                                                           GAIN (LOSS) ON
                                       COMMON STOCK      ADDITIONAL             CUMULATIVE   INVESTMENT
                                  ---------------------   PAID-IN   RETAINED   TRANSLATION  SECURITIES,    TREASURY  STOCKHOLDERS'
                                  SHARES         AMOUNT   CAPITAL   EARNINGS    ADJUSTMENT   NET OF TAX     STOCK       EQUITY
                                  ------         ------  ---------  --------   -----------   ----------    -------     --------
Balance, February 29, 1996         3,717,750      $37     $10,390   $13,058       $(25)       $ 17        $(1,653)      $21,824

Unrealized loss on marketable
 securities, net of tax                    -        -           -         -          -         (27)             -           (27)

Translation Adjustment                     -        -           -         -          4           -              -             4

Exercise of employee
 stock options                         8,750        -          15         -          -           -              -            15

Net income for the three months
 ended May 31, 1996                        -        -           -       574          -           -              -           574
                                   ---------      ---     -------   -------       ----        ----        -------       -------

Balance, May 31, 1996              3,726,500      $37     $10,405   $13,632       $(21)       $(10)       $(1,653)      $22,390
                                   =========      ===     =======   =======       ====        ====        =======       =======

                            See accompanying notes.

                              EQUITRAC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                THREE MONTHS ENDED
                                                                      MAY 31,
                                                               --------------------
                                                                 1996       1995
                                                               ---------  ---------
Cash flows from operating activities:
  Net income                                                     $   574     $  449
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                     628        575
    Amortization                                                     276        213
    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                       (1,504)       349
        Inventories                                                 (315)      (679)
        Other current assets                                         (49)        52
        Other assets                                                 (10)        (9)
      Increase (decrease) in:
        Accounts payable and accrued expenses                        (53)      (462)
        Unearned income                                              271        (77)
                                                                 -------     ------
          Net cash (used in) provided by operating activities       (182)       411
                                                                 -------     ------
Cash flows from investing activities:
  Purchases of property and equipment                               (688)      (495)
  Acquisition of product line, principally intangible assets      (1,834)      (130)
  Sales and maturities of investment securities                      544          -
  Purchases of investment securities                                (771)       (25)
  Restricted cash                                                  1,450          -
                                                                 -------     ------
          Net cash used in investing activities                   (1,299)      (650)
                                                                 -------     ------
Cash flows from financing activities:
  Repayment of acquisition obligations                                 -        (25)
  Proceeds from issuance of common stock                              15         11
                                                                 -------     ------
          Net cash provided by (used in) financing activities         15        (14)
                                                                 -------     ------
Exchange rate effect on cash                                           4         12
                                                                 -------     ------
Net decrease in cash and cash equivalents                         (1,462)      (241)
Cash and cash equivalents at beginning of period                   3,581      2,187
                                                                 -------     ------
Cash and cash equivalents at end of period                       $ 2,119     $1,946
                                                                 =======     ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                   $   550     $   53


Non-cash investing and financing activities during the three months ended May 31, 1996 included the assumption of a $611,000 liability to fulfill service contracts in connection with the Infortext Acquisition.

                            See accompanying notes.

                              EQUITRAC CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the three months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the Securities and Exchange Commission.

2.   MANAGEMENT ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.   REVENUE RECOGNITION

        Sales revenue is recognized upon installation and customers' acceptance. Service and support revenues are recognized ratably over the period in which the service and support are provided. Rental contract revenue, which includes service and support on the underlying rental equipment and software, is recognized ratably over the term of the respective lease. Rental contracts are accounted for as operating leases.

4.   CASH AND CASH EQUIVALENTS

        Cash equivalents include all highly liquid investments with maturities of three months or less when purchased. The Company maintains cash and cash equivalent balances with high quality financial institutions. The Company periodically evaluates the relative credit risk of these financial institutions.

5.   INVESTMENT SECURITIES

        Investment securities generally consist of municipal bonds, U.S. Treasury obligations and investment grade corporate bonds with maturities generally ranging from one to twenty-one years.

6.   PROPERTY AND EQUIPMENT

        Property and equipment consist primarily of system equipment rented to customers and are carried at cost less accumulated depreciation. Rental equipment is depreciated on a straight line basis over five years.

7.   INVENTORIES

        Inventories comprised primarily of system components, parts and supplies are carried at the lower of weighted-average cost or market. The weighted average cost of inventories approximates the "first in-first out" ("FIFO") method.

8.   PRODUCT DEVELOPMENT COSTS

        Product development costs are expensed as incurred.

9.   EARNINGS PER SHARE

        Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares during the period. Dilutive outstanding stock options are considered common stock equivalents and are included in the calculation using the treasury stock method.

10.  ACQUISITIONS

        On March 1, 1996, the Company acquired the cost recovery customer base of ISI Infortext, Inc. ("ISI"), a distributor of cost recovery and telemanagement products. The transaction was financed by $1,834,000, including $1,450,000 of cash restricted for that purpose as of February 29, 1996, and the assumption of a liability of $611,000 to fulfill service contracts. Additional consideration is contingent upon the results of the acquisition during fiscal 1997.

        Intangible assets recorded in connection with this and previous acquisitions represent costs allocated to specifically identifiable assets and the excess of cost over the fair market value of tangible and identifiable intangible assets arising from these acquisitions ("goodwill"). The costs of all identifiable intangible assets are being amortized on a straight line basis over their respective estimated useful lives, ranging from three to ten years. Goodwill is amortized over ten years. Amortization expense on the intangible assets for the three months ended May 31, 1996 and 1995 was $276,000 and $213,000, respectively.

11.  CONTINGENCIES

        The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material adverse effect on the Company's financial positions or results of operations.

        Certain aspects of the Company's fiscal 1992, 1993 and 1994 federal income tax returns are currently under examination by the Internal Revenue Service ("IRS"). The IRS is reviewing the characterization and useful lives of certain intangible assets of the Company. A report previously issued by the IRS assessing additional taxes, penalties and interest for the 1992 fiscal year has been rejected by the IRS appeals division and the case has been returned to the initial examiner. A revised report has not been received regarding the Company's 1992 tax return and no report has been received regarding the Company's 1993 and 1994 tax returns. If the IRS prevails, the Company may be required to make payments relating to the timing of tax deductions taken on these federal income tax returns. The Company may also be assessed interest and penalties. Although management and its tax advisors believe that the Company has a meritorious position, the ultimate outcome of this matter cannot presently be determined and, therefore, no liability has been recorded at this time. The Company intends to vigorously defend its position.

12.  RECLASSIFICATIONS

        Certain interim statement of income items have been reclassified to conform with the fiscal year 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues are derived from three principal sources: (1) sales of new systems, upgrades and add-ons of equipment and software; (2) maintenance service and software support agreements and (3) leases of its system equipment and software. The Company offers its customers the option of purchasing a system or leasing a system pursuant to an operating lease (the term of which is typically 36 months or longer), which includes all maintenance and software support services. The Company offers its purchase customers maintenance and software support agreements (the terms of which are typically for 36 months or longer). Systems that are neither leased nor purchased in conjunction with a maintenance agreement are serviced by the Company on a time-and-materials basis. The Company's computer service division offers its customers maintenance agreements (the terms of which are typically for 12 months) and also provides maintenance on a time-and-materials basis.

     The following table sets forth selected items in the Condensed Statements of Income as a percentage of total revenues.


                                          PERCENTAGE OF TOTAL REVENUES
                                           FOR THE THREE MONTHS ENDED
                                                    MAY 31,
                                          ----------------------------
                                              1996            1995
                                           ----------      ----------
Revenues:
  Sales                                       41.0%           41.3%
  Service and support                         32.2            29.0
  Rental                                      26.8            29.7
                                             -----           -----
     Total revenues                          100.0           100.0
                                             -----           -----
Expenses:
  Cost of revenues                            36.8            36.2
  Product development                          4.5             3.1
  Selling expenses                            16.2            16.8
  General and administrative                  34.1            36.2
                                             -----           -----
     Total expenses                           91.6            92.3
                                             -----           -----
Operating income                               8.4             7.7
Interest income                                1.3             0.8
                                             -----           -----
     Income before income taxes                9.7             8.5
Income taxes                                   3.8             3.1
                                             -----           -----
     Net income                                5.9%            5.4%
                                             =====           =====

REVENUES

     Total revenues for the quarter ended May 31, 1996 increased 15% to $9,663,000 from $8,384,000 in the same quarter last fiscal year. The Company's total revenues increased primarily as a result of increases in sales revenues and service and support revenues. System sales revenues were comprised primarily of revenues from sales of new systems to existing and acquired customers and, to a lesser extent, from sales of new systems to new customers and from sales of add-on equipment to existing customers. Service and support revenues and rental revenues were comprised primarily of recurring revenues from existing and acquired maintenance and lease agreements.

     Sales revenues. Sales revenues for the quarter ended May 31, 1996 increased 15% to $3,965,000 from $3,462,000 in the same quarter last fiscal year. This increase resulted primarily from $357,000 of sales to customers acquired through the Infortext acquisition.

     Service and support revenues. Service and support revenues for the quarter ended May 31, 1996 increased 28% to $3,110,000 from $2,432,000 in the same quarter last fiscal year. This increase resulted primarily from revenues derived from customers acquired through the Infortext acquisition and increased revenues in the Company's computer services division. Service and support revenues derived from customers acquired through the Infortext acquisition were $388,000 during the quarter ended May 31, 1996. Service and support revenues generated by the Company's computer service division during the quarter ended May 31, 1996 increased to $148,000 from $57,000 in the same quarter last fiscal year.

     Rental Revenue. Rental revenues for the quarter ended May 31, 1996 increased to $2,588,000 from $2,490,000 in the same quarter last fiscal year.

EXPENSES

     Cost of revenues. Cost of revenues is comprised primarily of (i) the cost of hardware and other system components associated with system sales and service, (ii) payroll and other expenses related to the Company's manufacturing, customer support and service personnel and (iii) depreciation of system rental units. Cost of revenues for the quarter ended May 31, 1996 increased to $3,554,000 from $3,039,000 in the same quarter last fiscal year, primarily as a result of increased revenues. Cost of revenues as a percentage of total revenues was 36.8% for the quarter ended May 31, 1996 compared to 36.2% in the same quarter last fiscal year.

     Product development expenses. Product development expenses for the quarter ended May 31, 1996 increased to $432,000 from $259,000 in the same quarter last fiscal year. Product development expenses as a percentage of total revenues was 4.5% for the quarter ended May 31, 1996 compared to 3.1% for the same quarter last fiscal year. Current development efforts are focused on enhancements to existing Equitrac and Infortext cost recovery products as well as several new products. New development efforts include a joint development agreement between Xerox Corporation and Equitrac for the Xerox Document Centre series of digital office systems. Other new products under development include the Equitrac Professional Internet Client ("E.P.I.C."), a full-featured Internet browser designed to control Internet access and track on-line research and e-mail for billing and management purposes. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly research and development expenses for each period include all hardware and software development costs incurred.

     Selling expenses. Selling expenses for the quarter ended May 31, 1996 increased 11% to $1,568,000 from $1,410,000 last fiscal year, primarily as a result of increased revenues. Selling expenses as a percentage of total revenues was 16.2% for the quarter ended May 31, 1996 compared to 16.8% for the same quarter last fiscal year.

     General and administrative expenses. General and administrative expenses for the quarter ended May 31, 1996 increased 9% to $3,297,000, or 34% of total revenues, from $3,031,000, or 36% of total revenues, in the same quarter last fiscal year. Increases in general and administrative expenses during the quarter ended May 31, 1996 resulted primarily from $344,000 of amortization and other general and administrative expenses for the Infortext Group division. This increase was partially offset by decreases in other general and administrative expenses.

     Interest income. The Company's interest income increased to $126,000 during the quarter ended May 31, 1996 from $67,000 during the same quarter last fiscal year. This increase in net interest income resulted primarily from higher interest rates earned on invested cash as the Company reallocated a portion of its investment portfolio out of municipal bonds into higher yielding investment grade securities.

     Income taxes. The Company's effective income tax rate was 39% for the quarter ended May 31, 1996 compared to 37% in the same quarter last fiscal year. This increase in the Company's effective tax rate resulted primarily from a reduction in tax exempt municipal bond interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company's cash and cash equivalents and investment securities decreased to $7,692,000 at May 31, 1996 from $10,423,000 at February 29, 1996. This decrease in cash and cash equivalents and investment securities resulted primarily from the Infortext acquisition. This acquisition was financed by $1,450,000 of cash restricted for that purpose as of February 29, 1996, and the assumption of a liability of $611,000 to fulfill service contracts. Additional consideration is contingent upon the results of the acquisition during fiscal 1997. The other significant uses of cash included the purchase of $672,000 of inventory and the acquisition of $715,000 of property and equipment, primarily system rental units which are leased to customers.

     The Board of Directors has authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through May 31, 1996, the Company repurchased 330,800 shares of its outstanding common stock at an aggregate purchase price of $1,653,000. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

     The Company anticipates that its cash and cash equivalents and marketable securities and cash flow from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future.

PART II  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

            11. Statement of Computation of Earnings per Share
            27. Financial Data Schedule (for SEC use only)

         B. Reports on Form 8-K

            None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.


                                          EQUITRAC CORPORATION





Date:  July 12, 1996                      By:  /s/  George P. Wilson
                                               ---------------------------
                                                    George P. Wilson
                                                    President and Chief
                                                    Executive Officer




Date:  July 12, 1996                      By:  /s/  Scott J. Modist
                                               ---------------------------
                                                    Scott J. Modist
                                                    Vice President - Finance,
                                                    Treasurer and Chief
                                                    Financial Officer