Form 10-Q
period 1996-08-31
EQUITRAC CORPORATION
filed 1996-10-15
CIK 886761

     ----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  -------------------

                          COMMISSION FILE NO. 0-20189

                              EQUITRAC CORPORATION
             (Exact name of Registrant as specified in its charter)


               FLORIDA                              59-1797862
   (State or other jurisdiction of     (IRS Employee Identification Number)
    incorporation or organization)

                          836 PONCE DE LEON BOULEVARD
                          CORAL GABLES, FLORIDA 33134
                                 (305) 442-2060

              (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes   X   No       .
                                                         ---       ---

     As of October 3, 1996, there were 3,408,900 shares of the Registrant's common stock, par value $.01, outstanding.

     ----------------------------------------------------------------------

                              EQUITRAC CORPORATION

                                     INDEX


                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION


Item 1.            Financial Statements

                   Condensed Balance Sheets
                   as of August 31, 1996
                   and February 29, 1996                           2

                   Condensed Statements of Income
                   for the three months and six months
                   ended August 31, 1996 and 1995                  3

                   Condensed Statement of
                   Stockholders' Equity for the
                   six months ended August 31, 1996                4

                   Condensed Statements of Cash Flows
                   for the six months ended
                   August 31, 1996 and 1995                        5

                   Notes to Condensed Financial Statements         6

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                      9


PART II - OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K               14


SIGNATURES                                                        14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              EQUITRAC CORPORATION

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      (in thousands, except share amounts)


                                                             AUGUST 31,    FEBRUARY 29,
                          ASSETS                                1996           1996
                                                             ----------    ------------
Current assets:
 Cash and cash equivalents                                    $3,091          $ 3,581
 Restricted cash                                                   -            1,450
 Investment securities                                         4,010            4,031
 Accounts receivable, net of allowance of $400 and $350        5,996            4,330
 Inventories                                                   2,540            1,780
 Deferred income taxes                                           509              499
 Other current assets                                            290              366
                                                             -------          -------
      Total current assets                                    16,436           16,037

Investment securities                                          1,224            1,361
Property and equipment, net                                    6,138            6,034
Intangible assets, net                                         3,577            2,067
Other assets                                                     160              147
                                                             -------          -------
      Total assets                                           $27,535          $25,646
                                                             =======          =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $   484          $   622
 Accrued expenses                                              2,884            2,965
 Unearned income and other current liabilities                   965               84
                                                             -------          -------
      Total current liabilities                                4,333            3,671

Deferred income taxes                                            139              151
                                                             -------          -------
      Total liabilities                                        4,472            3,822
                                                             -------          -------
Stockholders' equity:
 Common stock, $.01 par value; 15,000,000 shares
   authorized, 3,733,800 and 3,717,750 shares issued
   at August 31, and February 29, 1996, respectively              37               37
Additional paid-in capital                                    10,430           10,390
Retained earnings                                             14,283           13,058
Cumulative translation adjustment                                (19)             (25)
Unrealized (loss) gain on investment securities, net of tax      (15)              17
Treasury stock, at cost (330,800 shares at August 31, and
   February 29, 1996)                                         (1,653)          (1,653)
                                                             -------          -------
      Total stockholders' equity                              23,063           21,824
                                                             -------          -------
          Total liabilities and stockholders' equity         $27,535          $25,646
                                                             =======          =======


                            See accompanying notes.

                              EQUITRAC CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                   (in thousands, except earnings per share)


                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                             AUGUST 31,           AUGUST 31,
                                        --------------------  ------------------
                                          1996       1995       1996      1995
                                        ---------  ---------  --------  --------

Revenues:
 Sales                                    $ 4,445     $3,238   $ 8,410   $ 6,700
 Service and support                        3,224      2,475     6,334     4,907
 Rental                                     2,625      2,552     5,213     5,042
                                          -------     ------   -------   -------

     Total revenues                        10,294      8,265    19,957    16,649
                                          -------     ------   -------   -------

Expenses:
 Cost of revenues                           3,775      2,952     7,329     5,991
 Product development                          528        315       960       574
 Selling expenses                           1,602      1,472     3,170     2,882
 General and administrative                 3,434      2,959     6,731     5,990
                                          -------     ------   -------   -------

     Total expenses                         9,339      7,698    18,190    15,437
                                          -------     ------   -------   -------

        Operating income                      955        567     1,767     1,212

Interest income                               108         77       234       144
                                          -------     ------   -------   -------

        Income before income taxes          1,063        644     2,001     1,356

Income taxes                                  412        242       776       505
                                          -------     ------   -------   -------

        Net income                        $   651     $  402   $ 1,225   $   851
                                          =======     ======   =======   =======

Earnings per share                        $  0.18     $ 0.11   $  0.35   $  0.23
                                          =======     ======   =======   =======

Weighted average common and common
 equivalent shares used in calculation      3,556      3,631     3,535     3,656
                                          =======     ======   =======   =======





                             See accompanying notes

                              EQUITRAC CORPORATION

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                                                                        UNREALIZED
                                                                                       GAIN (LOSS) ON
                                   COMMON STOCK    ADDITIONAL            CUMULATIVE      INVESTMENT
                                -----------------    PAID-IN   RETAINED  TRANSLATION     SECURITIES,   TREASURY    STOCKHOLDERS'
                                 SHARES    AMOUNT    CAPITAL   EARNINGS  ADJUSTMENT     NET OF TAX      STOCK        EQUITY
                                ---------  ------    -------   --------  -----------   --------------  --------  -------------
Balance,  February 29, 1996     3,717,750    $37     $10,390   $13,058      $(25)          $ 17       $(1,653)      $21,824

Unrealized loss on marketable
 securities, net of tax                 -      -           -         -         -            (32)            -           (32)

Translation Adjustment                  -      -           -         -         6              -             -             6

Exercise of employee
 stock options                     16,050      -          40         -         -              -             -            40

Net income for the six months
 ended August 31, 1996                  -      -           -     1,225         -              -             -         1,225
                                ---------    ---     -------  --------      ----           ----       -------       -------
Balance, August 31, 1996        3,733,800    $37     $10,430   $14,283      $(19)          $(15)      $(1,653)      $23,063
                                =========    ===     =======  ========      ====           ====       =======       =======









                            See accompanying notes.

                              EQUITRAC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                SIX MONTHS ENDED
                                                                   AUGUST 31,
                                                               ------------------
                                                                 1996      1995
                                                               --------  --------
Cash flows from operating activities:
  Net income                                                    $ 1,225   $   851
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                  1,213     1,152
    Amortization                                                    551       473
    Provision for doubtful accounts                                  50         -
    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                      (1,716)    1,073
        Inventories                                                (400)     (656)
        Other current assets                                         76        42
        Other assets                                                (13)       (5)
      Increase (decrease) in:
        Accounts payable and accrued expenses                      (219)     (738)
        Unearned income                                             300      (151)
                                                                -------   -------
          Net cash provided by operating activities               1,067     2,041
                                                                -------   -------
Cash flows from investing activities:
  Purchases of property and equipment                            (1,293)   (1,060)
  Acquisition of product line, principally intangible assets     (1,834)     (174)
  Sales and maturities of investment securities                   1,102     1,734
  Purchases of investment securities                               (998)     (321)
  Restricted cash                                                 1,450         -
                                                                -------   -------
          Net cash (used in) provided by investing activities    (1,573)      179
                                                                -------   -------
Cash flows from financing activities:
  Repayment of acquisition obligations                              (30)      (25)
  Proceeds from issuance of common stock                             40        11
  Purchase of treasury stock                                          -      (977)
                                                                -------   -------
          Net cash provided by (used in) financing activities        10      (991)
                                                                -------   -------
Exchange rate effect on cash                                          6        11
                                                                -------   -------
Net (decrease) increase in cash and cash equivalents               (490)    1,240
Cash and cash equivalents at beginning of period                  3,581     2,187
                                                                -------   -------
Cash and cash equivalents at end of period                      $ 3,091   $ 3,427
                                                                =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                  $ 1,240   $   546


Non-cash investing and financing activities during the six months ended August 31, 1996 included $611,000 of intangible assets acquired through the assumption of a liability to fulfill service contracts in connection with the Infortext Acquisition.

                            See accompanying notes.

                              EQUITRAC CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the six months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the Securities and Exchange Commission.

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

5.  INVESTMENT SECURITIES

        Investment securities generally consist of municipal bonds, U.S. Treasury obligations and investment grade corporate bonds with maturities ranging from nine months to twenty-one years.

6.  PROPERTY AND EQUIPMENT

        Property and equipment consist primarily of system equipment rented to customers and system equipment used to service customers with service contracts and are carried at cost less accumulated depreciation. Rental equipment is depreciated on a straight line basis over five years.

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

        Intangible assets recorded in connection with this and previous acquisitions represent costs allocated to specifically identifiable assets and the excess of cost over the fair market value of tangible and identifiable intangible assets arising from these acquisitions ("goodwill"). The costs of all identifiable intangible assets are being amortized on a straight line basis over their respective estimated useful lives, ranging from three to ten years. Goodwill is amortized over ten years. Amortization expense on the intangible assets for the six months ended August 31, 1996 and 1995 was $551,000 and $473,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues are derived from three principal sources: (1) sales of new systems, upgrades and add-ons of equipment and software; (2) maintenance service and software support agreements and (3) leases of its system equipment and software. The Company offers its customers the option of purchasing a system or leasing a system pursuant to an operating lease (the term of which is typically 36 months or longer), which includes all service and software support services. The Company offers its purchase customers service and software support agreements (the terms of which are typically for 36 months or longer). Systems that are neither leased nor purchased in conjunction with a service contract are serviced by the Company on a time-and-materials basis. The Company's computer service division offers its customers service contracts (the terms of which are typically for 12 months) and also provides service on a time-and-materials basis.

     The following table sets forth selected items in the Condensed Statements of Income as a percentage of total revenues.


                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                         AUGUST 31,           AUGUST 31,
                                    --------------------  ------------------
                                      1996       1995       1996      1995
                                    --------   --------   -------   -------
Revenues:
  Sales                                43.2%      39.2%     42.2%     40.2%
  Service and support                  31.3       29.9      31.7      29.5
  Rental                               25.5       30.9      26.1      30.3
                                      -----      -----     -----     -----
     Total revenues                   100.0      100.0     100.0     100.0
                                      -----      -----     -----     -----

Expenses:
  Cost of revenues                     36.7       35.7      36.7      36.0
  Product development                   5.1        3.8       4.8       3.4
  Selling expenses                     15.5       17.8      15.9      17.3
  General and administrative           33.4       35.8      33.7      36.0
                                      -----      -----     -----     -----
     Total expenses                    90.7       93.1      91.1      92.7
                                      -----      -----     -----     -----
Operating income                        9.3        6.9       8.9       7.3
Interest income, net                    1.0        0.9       1.1       0.8
                                      -----      -----     -----     -----
     Income before income taxes        10.3        7.8      10.0       8.1
Income taxes                            4.0        2.9       3.9       3.0
                                      -----      -----     -----     -----
Net income                              6.3%       4.9%      6.1%      5.1%
                                      =====      =====     =====     =====

REVENUES

     Total revenues for the second quarter ended August 31, 1996 increased 25% to $10,294,000 from $8,265,000 in the same quarter last fiscal year. For the six months ended August 31, 1996, total revenues were $19,957,000, an increase of 20% over revenues of $16,649,000 recorded in the same six month period in the prior fiscal year. The Company's total revenues increased primarily as a result of increases in sales revenues and service and support revenues. System sales revenues were comprised primarily of revenues from sales of new systems to existing and acquired customers and, to a lesser extent, from sales of new systems to new customers and from sales of add-on equipment to existing customers. Service and support revenues and rental revenues were comprised primarily of recurring revenues from existing and acquired maintenance and lease agreements.

     Sales revenues. Sales revenues for the quarter ended August 31, 1996 increased 37% to $4,445,000 from $3,238,000 in the same quarter last fiscal year. Sales revenues for the six months ended August 31, 1996 increased 26% to $8,410,000 from $6,700,000 in the same six month period last fiscal year. A portion of these increases in sales revenues resulted from sales of new systems to customers acquired through the Infortext acquisition. Sales revenues derived from customers acquired through the Infortext acquisition were $668,000 and $1,025,000 during the quarter and six months ended August 31, 1996, respectively. The remaining increases resulted from an increase in volume of sales of new systems to existing customers.

     Service and support revenues. Service and support revenues for the quarter ended August 31, 1996 increased 30% to $3,224,000 from $2,475,000 in the same quarter last fiscal year. Service and support revenues for the six months ended August 31, 1996 increased 29% to $6,334,000 from $4,907,000 in the same six month period last fiscal year. A portion of these increases in service and support revenues resulted from revenues derived from customers acquired through the Infortext acquisition and increased revenues in the Company's computer services division. Service and support revenues derived from customers acquired through the Infortext acquisition were $379,000 and $767,000 during the quarter and six months ended August 31, 1996, respectively. Service and support revenues generated by the Company's computer service division increased to $215,000 and $363,000 during the quarter and six months ended August 31, 1996, respectively from $67,000 and $124,000 in the same quarter and six month period last fiscal year.

     Rental Revenue. Rental revenues for the quarter ended August 31, 1996 increased to $2,625,000 from $2,552,000 in the same quarter last fiscal year. Rental revenues for the six months ended August 31, 1996 increased to $5,213,000 from $5,042,000 in the same quarter last fiscal year. These increases in rental revenue resulted from rental contracts acquired at the end of last fiscal year relating to a settlement with a leasing company. Rental revenues derived from these acquired contracts were $112,000 and $216,000 for the quarter and six months ended August 31, 1996, respectively. As a result of this settlement, rental revenue is anticipated to be higher in the third and fourth quarters of the current fiscal year than in the third and fourth quarters of last fiscal year. However, due to the trend of customers purchasing new systems rather than entering into new lease agreements as their old lease agreements expire, Management anticipates that rental revenue will comprise a decreasing percentage of total revenues in future periods.

EXPENSES

     Cost of revenues. Cost of revenues is comprised primarily of (i) the cost of hardware and other system components associated with system sales and service, (ii) payroll and other expenses related to the Company's manufacturing, customer support and service personnel and (iii) depreciation of system rental and service units. Cost of revenues for the quarter ended August 31, 1996 increased to $3,775,000, or 36.7% of total revenues, from $2,952,000, or 35.7% of total revenues, in the same quarter last fiscal year. Cost of revenues for the six months ended August 31, 1996 increased to $7,329,000, or 36.7% of total revenues, from $5,991,000, or 36.0% of total revenues. These increases in cost of revenues as a percentage of revenues resulted primarily from higher costs of revenues as a percentage of revenues in the Company's newly acquired Infortext Group division compared to the Company's existing cost recovery divisions. Partially offsetting this increase was the rental revenues acquired in the leasing company settlement without related costs of revenues.

     Product development expenses. Product development expenses for the quarter ended August 31, 1996 increased to $528,000, or 5.1% of total revenues from $315,000, or 3.8% of total revenues, in the same quarter last fiscal year. Product development expenses for the six months ended August 31, 1996 increased to $960,000, or 4.8% of total revenues, from $574,000, or 3.4% of total revenues, in the same six month period last fiscal year. Current development efforts are focused on enhancing and expanding the Equitrac and Infortext cost recovery product lines as well as developing several new products. Development efforts include joint development projects with major office equipment manufacturers relating primarily to tracking and reporting activity on laser printers, digital copiers and other office equipment. Other new products under development include the Equitrac Professional Internet Client ("E.P.I.C."), a full-featured Internet browser designed to control Internet access and track on-line research and e-mail for billing and management purposes and the development of TelemeTrac(TM), a product which collects and consolidates photocopier meter totals remotely through cellular telephone networks. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly product development expenses for each period include all hardware and software development costs incurred. Management anticipates product development expenses to remain above previous fiscal year levels for the remainder of the current fiscal year due to the Company's increased product development activities which are focused on new technologies.

     Selling expenses. Selling expenses for the quarter ended August 31, 1996 increased to $1,602,000, or 15.5% of total revenues, from $1,472,000, or 17.8% of total revenues, in the same quarter last fiscal year. Selling expenses for the six months ended August 31, 1996 increased to $3,170,000, or 15.9% of total revenues, from $2,882,000, or 17.3% of total revenues, in the same six month period last fiscal year. These decreases in selling expenses as a percentage of revenues resulted primarily from higher revenues per sales representative during the quarter and six months ended August 31, 1996 compared to the same quarter and six month period last fiscal year.

     General and administrative expenses. General and administrative expenses for the quarter ended August 31, 1996 increased to $3,434,000, or 33.4% of total revenues, from $2,959,000, or 35.8% of total revenues, in the same quarter last fiscal year. General and administrative expenses for the six months ended August 31, 1996 increased to $6,731,000, or 33.7% of total revenues, from $5,990,000, or 36.0% of total revenues, in the same six month period last fiscal year. These declines in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through acquisitions and internal sales growth without adding a commensurate level of support and administrative positions.

     Interest income. The Company's interest income increased to $108,000 during the quarter ended August 31, 1996 from $77,000 during the same quarter last fiscal year. Interest income for the six months ended August 31, 1996 increased to $234,000 from $144,000 in the same six month period last fiscal year. These increases in interest income resulted from both higher interest-earning asset balances and higher yields on invested balances as the Company reallocated a portion of its investment portfolio out of municipal bonds into higher yielding investment grade securities.

     Income taxes. The Company's effective income tax rate was 38.8% for the quarter and six months ended August 31, 1996, compared to 37.6% and 37.2% in the same quarter and six month period last fiscal year. These increases in the Company's effective tax rate resulted primarily from a reduction in tax exempt municipal bond interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company's cash and cash equivalents and investment securities decreased to $8,325,000 at August 31, 1996 from $10,423,000 at February 29, 1996. This decrease in cash and cash equivalents and investment securities resulted primarily from the Infortext acquisition. This acquisition was financed by $1,834,000, including $1,450,000 of cash restricted for that purpose as of February 29, 1996, and the assumption of a liability of $611,000 to fulfill service contracts. Additional consideration is contingent upon the results of the acquisition during fiscal 1997. The other significant uses of cash included the purchase of $400,000 of inventory and the acquisition of $1,293,000 of property and equipment, primarily system rental units which are leased to customers and system service units which are used to service customers with service contracts.

     The Board of Directors has authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through August 31, 1996, the Company repurchased 330,800 shares of its outstanding common stock at an aggregate purchase price of $1,653,000. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

     The Company anticipates that its cash and cash equivalents and marketable securities and cash flow from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future.

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-Q, including statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to the following: general economic and business conditions; charges and costs related to acquisitions; and the ability of the Company to develop and market products for the markets in which it operates, to successfully integrate its acquired products and services, to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the markets in which it operates.

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


                                            EQUITRAC CORPORATION




Date:  October 10, 1996                   By:  /s/  George P. Wilson
                                               ---------------------------
                                                George P. Wilson
                                                President and Chief
                                                Executive Officer




Date:  October 10, 1996                   By:  /s/  Scott J. Modist
                                               --------------------------
                                                Scott J. Modist
                                                Vice President - Finance,
                                                Treasurer and Chief
                                                Financial Officer