Form 10-Q
period 1996-11-30
EQUITRAC CORPORATION
filed 1997-01-14
CIK 886761

            ---------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996.

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   ----------------------


                          COMMISSION FILE NO. 0-20189

                              EQUITRAC CORPORATION
             (Exact name of Registrant as specified in its charter)


                FLORIDA                                59-1797862
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


     As of January 6, 1996, there were 3,433,900 shares of the Registrant's common stock, par value $.01, outstanding.



            ---------------------------------------------------------

                              EQUITRAC CORPORATION

                                     INDEX

[CAPTION]

                                                                 Page
                                                                 ----

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Condensed Balance Sheets
                   as of November 30, 1996
                   and February 29, 1996                           2

                   Condensed Statements of Income
                   for the three months and nine months
                   ended November 30, 1996 and 1995                3

                   Condensed Statement of
                   Stockholders' Equity for the
                   nine months ended November 30, 1996             4

                   Condensed Statements of Cash Flows
                   for the nine months ended
                   November 30, 1996 and 1995                      5

                   Notes to Condensed Financial Statements         6

                   Item 2.Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                      9


PART II - OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K               14


SIGNATURES                                                        14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              EQUITRAC CORPORATION

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      (in thousands, except share amounts)


                                                             NOVEMBER 30,  FEBRUARY 29,
                          ASSETS                                 1996          1996
                                                             ------------  ------------
Current assets:
 Cash and cash equivalents                                    $ 3,291           $ 3,581
 Restricted cash                                                    -             1,450
 Investment securities                                          4,175             4,031
 Accounts receivable, net of allowance of $400 and $350         6,287             4,330
 Inventories                                                    2,577             1,780
 Deferred income taxes                                            499               499
 Other current assets                                             401               366
                                                              -------           -------
      Total current assets                                     17,230            16,037

Investment securities                                           1,592             1,361
Property and equipment, net                                     6,134             6,034
Intangible assets, net                                          3,310             2,067
Other assets                                                      164               147
                                                              -------           -------
      Total assets                                            $28,430           $25,646
                                                              =======           =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $   622           $   622
 Accrued expenses                                               2,877             2,965
 Unearned income and other current liabilities                    908                84
                                                              -------           -------
      Total current liabilities                                 4,407             3,671
Deferred income taxes                                             157               151
                                                              -------           -------
      Total liabilities                                         4,564             3,822
                                                              -------           -------
Stockholders' equity:
 Common stock, $.01 par value; 15,000,000 shares
   authorized, 3,758,900 and 3,717,750 shares issued
   at November 30, 1996, and February 28, 1995 respectively        38                37
Additional paid-in capital                                     10,524            10,390
Retained earnings                                              14,944            13,058
Cumulative translation adjustment                                 (12)              (25)
Unrealized gain on investment securities, net of tax               25                17
Treasury stock, at cost (330,800 shares at November 30, and
   February 29, 1996)                                          (1,653)           (1,653)
                                                              -------           -------
      Total stockholders' equity                               23,866            21,824
                                                              -------           -------
          Total liabilities and stockholders' equity          $28,430           $25,646
                                                              =======           =======


                            See accompanying notes.

                              EQUITRAC CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                   (in thousands, except earnings per share)


                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            NOVEMBER 30,          NOVEMBER 30,
                                        --------------------  --------------------
                                          1996       1995       1996       1995
                                        ---------  ---------  ---------  ---------

Revenues:
 Sales                                    $ 4,574     $3,257    $12,984    $ 9,957
 Service and support                        3,450      2,548      9,784      7,455
 Rental                                     2,575      2,568      7,788      7,610
                                          -------     ------    -------    -------

     Total revenues                        10,599      8,373     30,556     25,022
                                          -------     ------    -------    -------

Expenses:
 Cost of revenues                           4,036      3,051     11,365      9,042
 Product development                          574        368      1,534        942
 Selling expenses                           1,696      1,306      4,866      4,188
 General and administrative                 3,341      3,037     10,072      9,027
                                          -------     ------    -------    -------

     Total expenses                         9,647      7,762     27,837     23,199
                                          -------     ------    -------    -------

        Operating income                      952        611      2,719      1,823

Interest income                               125         80        359        224
                                          -------     ------    -------    -------

        Income before income taxes          1,077        691      3,078      2,047

Income taxes                                  416        263      1,192        768
                                          -------     ------    -------    -------

        Net income                        $   661     $  428    $ 1,886    $ 1,279
                                          =======     ======    =======    =======

Earnings per share                        $  0.18     $ 0.12    $  0.53    $  0.35
                                          =======     ======    =======    =======

Weighted average common and common
 equivalent shares used in calculation      3,578      3,537      3,541      3,615
                                          =======     ======    =======    =======









                             See accompanying notes

                              EQUITRAC CORPORATION

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                    (in thousands, except number of shares)




                                                                                     UNREALIZED
                                                                                      GAIN ON
                                  COMMON STOCK    ADDITIONAL            CUMULATIVE   INVESTMENT
                                  --------------    PAID-IN   RETAINED  TRANSLATION  SECURITIES,  TREASURY  STOCKHOLDERS'
                                  SHARES  AMOUNT    CAPITAL   EARNINGS  ADJUSTMENT   NET OF TAX    STOCK      EQUITY
                                  ------  ------  ----------  --------  -----------  -----------  --------  ------------
Balance, February 29, 1996      3,717,750   $37    $10,390   $13,058      $(25)         $17      $(1,653)     $21,824

Unrealized gain on marketable
 securities, net of tax                 -     -          -         -         -            8            -            8

Translation Adjustment                  -     -          -         -        13            -            -           13

Exercise of employee
 stock options                     41,150     1        134         -         -            -            -          135

Net income for the nine months
 ended November 30, 1996                -     -          -     1,886         -            -            -        1,886
                                ---------   ---    -------  --------      ----          ---      -------      -------

Balance, November 30, 1996      3,758,900   $38    $10,524   $14,944      $(12)         $25      $(1,653)     $23,866
                                =========   ===    =======  ========      ====          ===      =======      =======

                            See accompanying notes.

                              EQUITRAC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                NINE MONTHS ENDED
                                                                   NOVEMBER 30,
                                                                ------------------
                                                                 1996       1995
                                                                 ----       ----
Cash flows from operating activities:
  Net income                                                     $1,886     $1,279
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                  1,835      1,732
    Amortization                                                    808        705
    Provision for doubtful accounts                                  50          -
    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                      (2,007)     1,233
        Inventories                                                (437)      (157)
        Other current assets                                        (35)      (183)
        Other assets                                                (17)         7
      Increase (decrease) in:
        Accounts payable and accrued expenses                       (88)      (687)
        Unearned income                                             253       (217)
                                                                 ------     ------
          Net cash provided by operating activities               2,248      3,712
                                                                 ------     ------
Cash flows from investing activities:
  Purchases of property and equipment                            (1,911)    (1,616)
  Acquisition of product line, principally intangible assets     (1,834)      (222)
  Sales and maturities of investment securities                   1,348      3,268
  Purchases of investment securities                             (1,709)    (3,769)
  Restricted cash                                                 1,450          -
                                                                 ------     ------
          Net cash used in investing activities                  (2,656)    (2,339)
                                                                 ------     ------
Cash flows from financing activities:
  Repayment of acquisition obligations                              (30)       (25)
  Proceeds from issuance of common stock                            135         19
  Purchase of treasury stock                                          -     (1,282)
                                                                 ------     ------
          Net cash provided by (used in) financing activities       105     (1,288)
                                                                 ------     ------
Exchange rate effect on cash                                         13          9
                                                                 ------     ------
Net (decrease) increase in cash and cash equivalents               (290)        94
Cash and cash equivalents at beginning of period                  3,581      2,187
                                                                 ------     ------
Cash and cash equivalents at end of period                       $3,291     $2,281
                                                                 ======     ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                   $1,820     $  747


Non-cash investing and financing activities during the nine months ended November 30, 1996 included $611,000 of intangible assets acquired through the assumption of a liability to fulfill service contracts in connection with the Infortext Acquisition and a $10,000 reduction in intangible assets resulting from the reduction of a liability in connection with a contingent consideration adjustment related to an acquisition. Non-cash investing and financing activities during the nine months ended November 30, 1995 consisted of $72,000 of assets and liabilities recorded in connection with acquisitions and a $335,000 reduction in intangible assets resulting from the reduction of notes payable in connection with a contingent consideration adjustment related to the acquisitions.

                            See accompanying notes.

                              EQUITRAC CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the nine months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the Securities and Exchange Commission.

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

5.  INVESTMENT SECURITIES

        Investment securities generally consist of municipal bonds, U.S. Treasury obligations and investment grade corporate bonds with maturities ranging from six months to twenty-one years.

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

10. ACQUISITIONS

        On March 1, 1996, the Company acquired the cost recovery customer base of ISI Infortext, Inc. ("ISI"), a distributor of cost recovery and telemanagement products. The transaction was financed by $1,834,000 in cash, including $1,450,000 of cash restricted for that purpose as of February 29, 1996, and the assumption of a liability of $611,000 to fulfill service contracts. Additional consideration is contingent upon the results of the acquisition during fiscal 1997.

        Intangible assets recorded in connection with this and previous acquisitions represent costs allocated to specifically identifiable assets and the excess of cost over the fair market value of tangible and identifiable intangible assets arising from these acquisitions ("goodwill"). The costs of all identifiable intangible assets are being amortized on a straight line basis over their respective estimated useful lives, ranging from three to ten years. Goodwill is amortized over ten years. Amortization expense on the intangible assets for the nine months ended November 30, 1996 and 1995 was $808,000 and $705,000, respectively.

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

     The following table sets forth selected items in the Condensed Statements of Income as a percentage of total revenues.


                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       NOVEMBER 30,          NOVEMBER 30,
                                   --------------------  --------------------
                                     1996      1995       1996       1995
                                     ----      ----       ----       ----
                                    C>
  Revenues:
    Sales                           43.2%      38.9%      42.5%      39.8%
    Service and support             32.5       30.4       32.0       29.8
    Rental                          24.3       30.7       25.5       30.4
                                    ----       ----       ----       ----
       Total revenues               00.0       00.0       00.0       00.0
                                    ----       ----       ----       ----

  Expenses:
    Cost of revenues                38.1       36.4       37.2       36.1
    Product development              5.4        4.4        5.0        3.8
    Selling expenses                16.0       15.6       15.9       16.7
    General and administrative      31.5       36.3       33.0       36.1
                                    ----       ----       ----       ----
       Total expenses               91.0       92.7       91.1       92.7
                                    ----       ----       ----       ----
  Operating income                   9.0        7.3        8.9        7.3
  Interest income                    1.1        0.9        1.2        0.9
                                    ----       ----       ----       ----
       Income before income taxes   10.1        8.2       10.1        8.2
  Income taxes                       3.9        3.1        3.9        3.1
                                    ----       ----       ----       ----
  Net income                        6.2%       5.1%       6.2%       5.1%
                                    ====       ====       ====       ====

REVENUES

     Total revenues for the third quarter ended November 30, 1996 increased 27% to $10,599,000 from $8,373,000 in the same quarter last fiscal year. For the nine months ended November 30, 1996, total revenues were $30,556,000, an increase of 22% over revenues of $25,022,000 recorded in the same nine month period in the prior fiscal year. The Company's total revenues increased primarily as a result of increases in sales revenues and service and support revenues. System sales revenues were comprised primarily of revenues from sales of new systems to existing and acquired customers and, to a lesser extent, from sales of new systems to new customers and from sales of add-on equipment to existing customers. Service and support revenues and rental revenues were comprised primarily of recurring revenues from existing and acquired maintenance and lease agreements.

     Sales revenues. Sales revenues for the quarter ended November 30, 1996 increased 40% to $4,574,000 from $3,257,000 in the same quarter last fiscal year. Sales revenues for the nine months ended November 30, 1996 increased 30% to $12,984,000 from $9,957,000 in the same nine month period last fiscal year. A portion of these increases in sales revenues resulted from sales of new systems to customers acquired through the Infortext acquisition. Sales revenues derived from customers acquired through the Infortext acquisition were $697,000 and $1,722,000 during the quarter and nine months ended November 30, 1996, respectively. The remaining increases resulted from an increase in volume of sales of new systems to existing customers.

     Service and support revenues. Service and support revenues for the quarter ended November 30, 1996 increased 35% to $3,450,000 from $2,548,000 in the same quarter last fiscal year. Service and support revenues for the nine months ended November 30, 1996 increased 31% to $9,784,000 from $7,455,000 in the same nine month period last fiscal year. A portion of these increases in service and support revenues resulted from revenues derived from customers acquired through the Infortext acquisition and increased revenues in the Company's computer services division. Service and support revenues derived from customers acquired through the Infortext acquisition were $388,000 and $1,155,000 during the quarter and nine months ended November 30, 1996, respectively. Service and support revenues generated by the Company's computer service division increased to $260,000 and $623,000 during the quarter and nine months ended November 30, 1996, respectively from $88,000 and $212,000 in the same quarter and nine month period last fiscal year.

     Rental Revenue. Rental revenues for the quarter ended November 30, 1996 were $2,575,000 compared to $2,568,000 in the same quarter last fiscal year. Rental revenues for the nine months ended November 30, 1996 increased to $7,788,000 from $7,610,000 in the same nine month period last fiscal year. These increases in rental revenue resulted from rental contracts acquired at the end of last fiscal year relating to a settlement with a leasing company. Rental revenues derived from these acquired contracts were $70,000 and $286,000 for the quarter and nine months ended November 30, 1996, respectively. As a result of this settlement, rental revenue is anticipated to be higher in the fourth quarter of the current fiscal year than in the fourth quarter of last fiscal year. However, due to the trend of customers purchasing new systems rather than entering into new lease agreements as their old lease agreements expire, Management anticipates that rental revenue will comprise a decreasing percentage of total revenues in future periods.

EXPENSES

     Cost of revenues. Cost of revenues is comprised primarily of (i) the cost of hardware and other system components associated with system sales and service, (ii) payroll and other expenses related to the Company's manufacturing, customer support and service personnel and (iii) depreciation of system rental and service units. Cost of revenues for the quarter ended November 30, 1996 increased to $4,036,000, or 38.1% of total revenues, from $3,051,000, or 36.4% of total revenues, in the same quarter last fiscal year. Cost of revenues for the nine months ended November 30, 1996 increased to $11,365,000, or 37.2% of total revenues, from $9,042,000, or 36.1% of total revenues. These increases in cost of revenues as a percentage of revenues resulted primarily from (i) the higher cost of manufacturing the Company's newest terminals compared to older product lines together with an increase in sales of these new terminals as a percentage of total sales, (ii) the higher cost of revenues as a percentage of revenues in the Company's newly acquired Infortext Group division compared to the Company's existing cost recovery divisions and (iii) the existence of lower margin resales of computer equipment by the Company's computer service division. Partially offsetting these increases were the rental revenues acquired in the leasing company settlement without related costs of revenues.

     Product development expenses. Product development expenses for the quarter ended November 30, 1996 increased to $574,000, or 5.4% of total revenues from $368,000, or 4.4% of total revenues, in the same quarter last fiscal year. Product development expenses for the nine months ended November 30, 1996 increased to $1,534,000, or 5.0% of total revenues, from $942,000, or 3.8% of total revenues, in the same nine month period last fiscal year.
Current development efforts are focused on enhancing and expanding the Equitrac and Infortext cost recovery product lines as well as developing several new products. Development efforts include joint development projects with major office equipment manufacturers relating primarily to tracking and reporting activity on laser printers, digital copiers and other office equipment. Other new products under development include the Equitrac Professional Internet Client ("E.P.I.C."), a full-featured Internet browser designed to control Internet access and track on-line research and e-mail for billing and management purposes and the development of TelemeTrac(TM), a product which collects and consolidates photocopier meter totals remotely through cellular telephone networks. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly product development expenses for each period include all hardware and software development costs incurred. Management anticipates product development expenses to remain above previous fiscal year levels for the remainder of the current fiscal year due to the Company's increased product development activities which are focused on new technologies. Additionally, Management does not anticipate to derive revenues from the new products under development until the second half of next fiscal year.

     Selling expenses. Selling expenses for the quarter ended November 30, 1996 increased to $1,696,000, from $1,306,000 in the same quarter last fiscal year. Selling expenses were 16% of total revenues in the third quarter of the current fiscal year and last fiscal year. Selling expenses for the nine months ended November 30, 1996 increased to $4,866,000, or 15.9% of total revenues, from $4,188,000, or 16.7% of total revenues, in the same nine month period last fiscal year. This decrease in selling expenses as a percentage of revenues resulted primarily from higher revenues per sales representative during the nine months ended November 30, 1996 compared to the same nine month period last fiscal year.

     General and administrative expenses. General and administrative expenses for the quarter ended November 30, 1996 increased to $3,341,000, or 31.5% of total revenues, from $3,037,000, or 36.3% of total revenues, in the same quarter last fiscal year. General and administrative expenses for the nine months ended November 30, 1996 increased to $10,072,000, or 33.0% of total revenues, from $9,027,000, or 36.1% of total revenues, in the same nine month period last fiscal year. These decreases in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through acquisitions of customer bases and internal sales growth without adding a commensurate level of support and administrative positions.

     Interest income. The Company's interest income increased to $125,000 during the quarter ended November 30, 1996 from $80,000 during the same quarter last fiscal year. Interest income for the nine months ended November 30, 1996 increased to $359,000 from $224,000 in the same nine month period last fiscal year. These increases in interest income resulted from both higher interest-earning asset balances and higher yields on invested balances as the Company reallocated a portion of its investment portfolio out of municipal bonds into higher yielding investment grade securities.

     Income taxes. The Company's effective income tax rate was 38.6% and 38.7% for the quarter and nine months ended November 30, 1996, compared to 38.1% and 37.5% in the same quarter and nine month period last fiscal year. These increases in the Company's effective tax rate resulted primarily from a reduction in tax exempt municipal bond interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company's cash and cash equivalents and investment securities decreased to $9,058,000 at November 30, 1996 from $10,423,000 at February 29, 1996. This decrease in cash and cash equivalents and investment securities resulted primarily from the Infortext acquisition. This acquisition was financed by $1,834,000 in cash, including $1,450,000 of cash restricted for that purpose as of February 29, 1996, and the assumption of a liability of $611,000 to fulfill service contracts. Additional consideration is contingent upon the results of the acquisition during fiscal 1997. Cash flows used in investing activities included the acquisition of $1,911,000 of property and equipment, primarily system rental units which are leased to customers and system service units which are used to service customers with service contracts. Partially offsetting these uses of cash was the generation of $2,248,000 in cash from operating activities during the nine months ended November 30, 1996.

     The Board of Directors has authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through November 30, 1996, the Company repurchased 330,800 shares of its outstanding common stock at an aggregate purchase price of $1,653,000. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

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

PART II  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K



         A.  Exhibits

         4.  11. Statement of Computation of Earnings per Share

             27. Financial Data Schedule (for SEC use only).

         B.  Reports on Form 8-K

             None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.


                                          EQUITRAC CORPORATION




Date:  January 10, 1997                   By:  /s/  George P. Wilson
                                              -----------------------------
                                              George P. Wilson
                                              President and Chief
                                              Executive Officer




Date:  January 10, 1997                   By: /s/  Scott J. Modist
                                              --------------------------
                                              Scott J. Modist
                                              Vice President - Finance,
                                              Treasurer and Chief Financial
                                              Officer