Form 10-K405
period 1997-02-28
EQUITRAC CORPORATION
filed 1997-05-27
CIK 886761

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                           COMMISSION FILE NO. 0-20189

                             EQUITRAC CORPORATION(R)
             (Exact name of registrant as specified in its charter.)

            FLORIDA                                       59-1797862
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            836 PONCE DE LEON BOULEVARD, CORAL GABLES, FLORIDA 33134
              (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code (305) 442-2060

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK, $.01 PAR VALUE                NASDAQ NATIONAL MARKET SYSTEM


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At May 2, 1997, the aggregate market value of common stock held by non-affiliates of the registrant was $26,016,718, based on the closing sales price ($13.00) of such common stock on the NASDAQ National Market System on such date.

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of May 2, 1997 was 3,473,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be filed in connection with the registrant's annual stockholders' meeting are incorporated by reference into
Part III of this report.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I
   ITEM 1.      BUSINESS                                                                     2
   ITEM 2.      PROPERTIES                                                                   9
   ITEM 3.      LEGAL PROCEEDINGS                                                            9
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          9


PART II

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                                             12
   ITEM 6.      SELECTED FINANCIAL DATA                                                     13
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                     14
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                 21
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                                     36

PART III

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                          37
   ITEM 11.     EXECUTIVE COMPENSATION                                                      37
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                                              37
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS                        37


PART IV

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                    ON FORM 8-K                                                             38

SIGNATURES                                                                                  40



                                     PART I


ITEM 1. BUSINESS

     Equitrac Corporation ("Equitrac" or the "Company") is the leading provider of computer system solutions to professional service firms for automated cost recovery and expense management of office equipment. Equitrac designs, develops, manufactures, markets and supports a fully integrated computer hardware and software communications network designed to automatically track, record and report usage of photocopy machines, facsimile machines, laser printers, telephones, postage meters and other office equipment. The Company's systems allow users to bill incurred costs, maximize office equipment efficiency and contain overhead costs. Equitrac's cost recovery and expense management systems are installed at over 6,000 client sites worldwide.

     The Company also provides maintenance service on a wide range of computer equipment through its Equitrac Computer Services (ECS) division. ECS supports many major equipment manufacturers, including IDEA, IBM, Hewlett-Packard, Epson and Synoptics. This multi-vendor support covers a variety of services including installation, preventive maintenance and on-site repair service.

COST RECOVERY AND EXPENSE MANAGEMENT MARKET OVERVIEW

     Equitrac's primary market focus for its systems is cost recovery applications for law firms, and to a lesser extent, engineering, architectural design, accounting, advertising and other professional service firms (the "professional market") that bill their clients for office-related expenses in order to recover incurred costs. Billable office-related costs generally represent an important source of revenue to law and other professional service firms. Office equipment expenditures and service costs represent a significant portion of a professional service firm's overhead expenses. As a result, professional service firms have required more sophisticated technology as a means of tracking and recovering office overhead costs from their clients. Equitrac's systems provide professional service firms with a highly automated means of tracking and accounting for a wide variety of office equipment and services at a cost which can be recovered in a relatively short period of time.

     Large corporations, governmental entities and other organizations (the "commercial market") incur significant capital outlays acquiring and servicing photocopiers, facsimile machines, laser printers and other office equipment. Equitrac also markets its systems to commercial and governmental entities for use in controlling and reducing office expenses and allocating departmental costs.

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

     In recent years, the Company has recognized the trend of customers transitioning away from traditional analog duplicating into new technologies such as digital printing and multifunctional products. Additionally, the Company has recognized the significant impact that the Internet has made in professional service firms for research related activities. As a result, the Company has focused a significant portion of its product development efforts on the development of tracking products to be integrated into this new office technology. See "New Products".

TRANSACTION SERVER SOFTWARE

     Equitrac's server software is designed primarily to support a network of control terminals for applications such as photocopy control, facsimile control and telephone call accounting. System software is used for terminal communications, database maintenance, report generation, host system communications, remote system polling and transaction costing. Equitrac develops multiple levels of system software that vary by operating system platform such as Windows(R)NT, Windows(R)95 and DOS. Each software configuration contains unique feature sets and is designed to match specific customer sizes and requirements. The levels of system software are as follows:

     System 4(TM) - A Windows(R)NT based cost recovery server with an SQL database engine designed for moderate to large multi-site firms.

     System 3(TM) - A DOS based system software designed for a wide range of firm sizes that can be easily customized for specific applications.

     DisburseMate(TM) - Created specifically for small firms with fewer than ten
(10) professionals offering simple reporting and data exporting features.

     PartnerOpen - A Windows(R)95 based platform with SQL database support designed specifically to integrate with the Partner series of copy, fax and disbursement terminals.

CONTROL TERMINALS

     Equitrac's control terminals are data entry devices used to accurately track the use of photocopy machines, facsimile machines, postage meters, other office equipment and miscellaneous disbursements. Equitrac develops a number of terminal variations that contain unique feature sets and are designed to match specific customer sizes and requirements. The control terminals are as follows:

     AlphaCopy(TM) and AlphaFax(TM) - Advanced control terminals with large data storage capacity, Ethernet connectivity, advanced user interface and multiple device support.

     Distributed Control Terminals (DCT's) and Fax Control Terminals (FCT's) - Small footprint copy and fax control devices that can be custom configured for a wide range professional and commercial applications.

     DisburseMate(TM) - Created specifically for small firms, DisburseMate copy and fax terminals do not require dedicated wiring or include advanced feature support or large data storage capacities.

     Partner - Copy, fax and disbursement terminals designed specifically to work with PartnerOpen software and include an extensive feature set with search and query capabilities.

TELEMANAGEMENT AND CALL ACCOUNTING SOFTWARE

     Equitrac's telemanagement and call accounting software monitors telephone call usage and automatically records and prices all local, long distance and international calls based on carrier charges or customer-created pricing tables. The software generates comprehensive reports identifying calls made by account number and extension and validates account codes against stored validation tables to ensure the accuracy of call records before posting to the customer's accounting system. Equitrac markets DOS, Windows(R) and Windows(R)NT based versions that can be purchased modularly depending on customer size and feature requirements. Applications range from basic call accounting to advanced telemanagement including fraud detection, traffic and facilities management modules. Equitrac markets the following telemanagement packages:

     TeleTrac 4 - Windows(R)NT based call accounting and telemangement software created for integration with System 4 or available as a stand-alone product for both professional and commercial applications.

     TeleTrac 3 - DOS based call accounting for professional firms integrated specifically with System 3 cost recovery software.

     TruCall Accountant - Windows(R)95 call accounting and telemanagement for commercial applications or integrated professional application with PartnerOpen software.

NEW PRODUCTS

     The Company's product development efforts during fiscal 1997 included several development projects beyond the development of new products for the Company's core business of professional market cost recovery. The Company has focused on migrating its tracking technology to a number of new software applications including Internet tracking and digital printing.

     Equitrac's Professional Internet Client(TM) (E.P.I.C.) was designed as a solution to tracking, controlling and assigning Internet usage to users, clients, projects and cost centers. Based on Microsoft's Internet Explorer framework, E.P.I.C. is a full-featured Internet browser that requires users to choose a business purpose for accessing the Internet and to assign the time spent on the Internet to a specific client or project. E.P.I.C. tracks all sites visited, e-mails sent and files downloaded via FTP. Additionally, the blocking module of E.P.I.C. includes a control list that blocks access to unacceptable Internet sites. The Company believes E.P.I.C.'s ability to interact with the user rather than acting as a passive-server based filter makes it a unique productivity tool for commercial businesses as well as the professional service market. The Company expects to release E.P.I.C. in the first quarter of fiscal 1998.

     PrintLog(TM) was developed to migrate Equitrac's tracking technology from the walk-up copier to the desktop in response to the proliferation of new digital output devices. PrintLog is a digital output tracking solution designed to track all printing activity from the workstation. Designed to work in the Windows(R)3.1, Windows(R)95 and Windows(R)NT environment, PrintLog counts all pages printed to laser printers and network photocopiers and assigns each transaction to a client, project or department. PrintLog compliments Equitrac's walk-up copy control devices such as the AlphaCopy by providing seamless integration into an existing Equitrac system. PrintLog is also capable of operating as a completely stand-alone product for commercial and professional customers in need of network print management. The Company expects to release PrintLog in the second quarter of fiscal 1998.

     OneTrac(TM) is an inexpensive copy and fax control product line developed for resale through both the Equitrac direct sales force and through dealers. OneTrac is targeted at low-end commercial copy control and was developed as a solution for small businesses that need expense management capabilities. The Company expects to release OneTrac in the second half of fiscal 1998.

     TelemeTrac(TM) was developed in response to an overwhelming trend in the photocopier industry: many photocopiers are leased on a cost-per-copy basis allowing businesses to simply pay for the number of copies they make rather than purchasing photocopier equipment. The increasing dependence on copier meter readings resulting from this trend has placed a tremendous burden on the copier industry and has resulted in increased administrative and service costs, slower cash flow to dealers and diminished customer satisfaction.

     TelemeTrac is a low-cost, cellular-based metering system designed to automatically collect copier meter readings via the cellular network. The Company believes that TelemeTrac is the first solution to low-cost and automated meter reading of copiers.

     During fiscal 1997, Equitrac entered into a distributorship agreement with BellSouth Wireless, Inc. to carry Cellemetry(R) Data Service, a new low-cost data service which serves as the transport for TelemeTrac. TelemeTrac has been in the pilot testing phase since October 1996 with installations in several cities. The Company expects to release TelemeTrac for commercial deployment in the fourth quarter of fiscal 1998.

     In February 1997, the Company entered into a supply agreement and strategic alliance with Pitney Bowes. Under this agreement, Equitrac will develop and manufacture an OEM product line, consisting of software and hardware, to be marketed under the Pitney Bowes name.

SALES AND MARKETING

     Equitrac currently markets its systems and services principally through its own sales personnel and to a lesser extent through independent dealers. As of February 28, 1997, the Company's direct sales force in the United States totaled 36 sales representatives in 21 locations in or near major metropolitan areas. The Company's sales offices are staffed with customer service personnel who provide technical assistance to the Company's sales staff and customers. The Company's sales representatives are responsible for an assigned geographical territory. To a lesser extent, the Company markets its systems in the United States through independent dealers. Equitrac also markets its systems domestically through facilities management organizations, which contract with businesses to manage specific office equipment such as photocopiers, facsimile machines and postage meters. These organizations market the Company's products with their own products and services.

     Equitrac's systems are marketed and serviced internationally through independent dealers and through its own sales personnel. In the United Kingdom, the Company has a direct sales office and employs two sales representatives and in Canada, the Company has three direct sales offices and employs three sales representatives. Independent dealers currently represent the Company in Europe, the Far East, Australia, South America and Central America. International revenues (including export sales) accounted for approximately 11.5%, 11.8%, and 11.3% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively.

     The Company's believes that it has the largest market share of installed cost recovery systems within the legal industry. Future sales of the Company's products will result primarily from sales of upgraded products to existing and acquired customers. Additional growth is expected to be attained through sales of new products and services, as they are developed and offered by the Company.

     The Company markets its computer and equipment servicing business principally through five sales representatives in its ECS division. The Company plans to continue to expand the ECS division to include additional sales and service representatives during the next fiscal year.

     The Company's Marketing Department is responsible for new product planning and specifications and coordination of product development in conjunction with the Product Development Department. Equitrac continually solicits information and input with respect to new product ideas and enhancements from its customers and sales personnel.

LEASE AND SERVICE AGREEMENTS

     Equitrac's customers may purchase a system or the Company will lease a system pursuant to an operating lease (the term of which is typically for 36 months or longer) which includes all service and software support. The Company enters into separate lease agreements for add-ons and upgrades. The Company's system leases generally contain clauses that automatically extend the lease term unless the customer chooses to terminate the lease by providing the Company at least 60 days' notice prior to the expiration of the lease term. In the Company's experience, a substantial portion of its customers either renew their leases, enter into new leases with the Company or purchase a new system from the Company at the end of their initial lease terms. The Company offers its purchase customers service agreements (the terms of which are typically for 36 months or longer) which provide for service and software support during the term of the agreement. Systems that are not purchased in conjunction with a service or software support agreement are serviced by the Company on a time-and-materials basis.

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

     Although the Company's backlog of system sales is not significant, at February 28, 1997, the minimum future payments due to the Company during the next four fiscal years under its existing non-cancelable lease and maintenance agreements aggregated approximately $43.8 million, compared to approximately $39.6 million at February 29, 1996.

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

     Substantially all product development is performed internally. As of February 28, 1997, 24 employees of the Company were engaged in product development. From time to time, the Company also employs independent contractors for specific development products. Equitrac expensed $2,113,000, $1,282,000, and $1,288,000 in fiscal 1997, 1996 and 1995, respectively, on product development. All product development expenses are charged to operations during the period in which they are incurred.

     Current development efforts are focused on enhancements to existing products as well as several new products. See "New Products".

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

ACQUISITIONS

     In March 1996, the Company acquired the cost recovery customer base of ISI, Inc. (ISI), a distributor of cost recovery and telemanagement products based in Schaumburg, Illinois. Infortext markets its own cost recovery product line and provides maintenance services on those products. Infortext markets its products primarily to law and other professional services firms through its own sales force as well as through independent dealers.

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

     The Company anticipates that the markets for its new products under development will be very competitive and there is no guarantee that these new products will gain market acceptance. The Company does not anticipate achieving the same market share with these new products as it has achieved in its core cost recovery business.

     The market for computer services is very competitive. Competitors include other third party service organizations, as well as OEM's. Competition in the computer services market is based on a number of factors, including price, quality of service, equipment serviced and responsiveness. ECS believes that it is competitive with respect to each of these factors.

PROPRIETARY RIGHTS

     The Company has historically relied upon a combination of contractual rights, trademarks, trade secrets, and copyright laws to establish and protect its proprietary rights in its systems and related technologies. Due to the Company's strategic move from proprietary systems to industry-standard software applications, the Company is taking actions to further protect its proprietary rights through software patents. The Company has several United States software applications pending. In connection with the Company's March 1, 1997 acquisition of Professional Systems Group, the Company acquired two Canadian software patents. Furthermore, the Company's license agreements restrict a customer's use of the Company's software and prohibits disclosure to third parties.

EMPLOYEES

     At February 28, 1997 Equitrac had a total of 361 full-time employees, of which 34 were engaged in manufacturing, 24 were engaged in product development, 58 were engaged in sales and marketing, 186 were engaged in customer service and support and 59 were engaged in administrative and finance positions. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.         PROPERTIES

     At February 28, 1997, Equitrac's corporate headquarters and research and development facilities were located in approximately 20,000 square feet of leased office space in Coral Gables, Florida. The Company leases such space from related parties and the lease expires on September 30, 2000. See Note 7 to the Company's Financial Statements, included in Item 8 hereof. The Company's manufacturing and distribution operations are located in approximately 10,000 square feet of leased space near its corporate headquarters. The Company's sales and support staff operate in leased space in 29 locations in the United States, two locations in the United Kingdom and three locations in Canada. The Company believes that its existing facilities are adequate to meet its current and anticipated requirements.

ITEM 3.         LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT


   Name                               Age                        Position(s)
   ----                               ---                        -----------
John T. Kane                           53              Chairman of the Board of Directors

George P. Wilson                       53              President, Chief Executive Officer and
                                                          Director

Scott J. Modist                        36              Vice President - Finance, Treasurer and
                                                          Chief Financial Officer

Cid Yousefi                            40              Vice President - Product Development
                                                          and Information Services

Christopher Rickborn                   33              Vice President - Marketing and Product Planning

Patrick J. Raftery                     47              Vice President - Sales, U.S. Sales Division

John P. Jones                          55              Vice President - Sales, International




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

     SCOTT J. MODIST, a certified public accountant, has been Vice President - Finance, Treasurer and Chief Financial Officer of the Company since April 1992. From November 1983 through April 1992, Mr. Modist was employed by KPMG Peat Marwick L.L.P., and was a senior manager from July 1989 to April 1992.

     CID YOUSEFI has been Vice President - Product Development and Information Services since May 1993. Mr. Yousefi has served the Company in various data processing and management information capacities since 1982. Mr. Yousefi was the Company's Director of Data Processing from 1987 through April 1992, at which time he was appointed Vice President - Software Development and Management Information Services.

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


                                                                                High              Low
                                                                                ----              ---
Fiscal year ended February 28, 1997
     Fourth Quarter                                                             12 5/8          10 1/2
     Third Quarter                                                              10 15/16         7 1/8
     Second Quarter                                                             10               7 1/2
     First Quarter                                                              10               5 3/4

Fiscal year ended February 29, 1996
     Fourth Quarter                                                              7 3/4           5 1/4
     Third Quarter                                                               5 1/2           4 5/8
     Second Quarter                                                              5 1/8           4 1/2
     First Quarter                                                               5               4 1/4



     On May 15, 1997, there were approximately 710 holders of record, including security position listings, of the Company's Common Stock.

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

ITEM 6.         SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Company for each of the years in the five-year period ended February 28, 1997. The selected financial data as of and for each of the years in the five-year period ended February 28, 1997 have been derived from the Company's financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected financial data should be read in conjunction with the Company's financial statements and the notes thereto for the three-year period ended February 28, 1997 and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                            YEAR ENDED
                                            -------------------------------------------------------------------------
                                            FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                               1997            1996           1995           1994           1993
                                            ------------   ------------    ------------   ------------   ------------
                                                                (in thousands, except earnings per share)
Total revenues                                $41,901        $33,718        $31,224        $29,122        $27,475

Operating income                                3,729          2,805          1,754          1,897          3,783

Net income                                      2,614          1,882          1,287          1,357          2,444

Earnings per share                            $  0.73        $  0.52        $  0.34        $  0.36        $  0.70

Weighted average common and
  common equivalent shares outstanding          3,562          3,597          3,770          3,770          3,495

BALANCE SHEET DATA (END OF YEAR):

Working capital                               $13,159        $12,366        $12,343        $11,873        $12,314

Total assets                                   30,682         25,646         25,436         22,848         21,990

Total current liabilities                       5,907          3,671          3,535          2,137          2,692

Long-term debt, net of current portion           --             --             --             --              125

Total stockholders' equity                    $24,775        $21,824        $21,491        $20,273        $18,844


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are derived from three principal sources: (i) sales of new systems, upgrades and add-ons of equipment or software, (ii) monthly revenues from service and software support agreements and (iii) monthly revenues from leases of its systems. The Company offers its customers the option of purchasing a system or leasing a system pursuant to an operating lease (the term of which is typically 36 months or longer), which includes all service and software support. The Company offers its purchase customers service and software support agreements (the terms of which are typically for 36 months or longer). Systems that are not purchased in conjunction with a service agreement are serviced by the Company on a time-and-materials basis. The Company's computer service division offers its customers service agreements (the terms of which are typically for 12 months) and also provides service on a time-and-materials basis.

     The Company's total revenues, system rental and service and support revenues have increased every year since the Company's inception in 1978. Historically, system rental and service and support revenues have accounted for a majority of the Company's revenues. At February 28, 1997, the minimum future payments due under the Company's existing non-cancelable lease and service and support agreements aggregated $43.8 million over the next four fiscal years.

     The following table sets forth, for the periods presented, certain income statement data of the Company, expressed as a percentage of total revenues.

                                                        PERCENTAGE OF                 PERCENTAGE
                                                       TOTAL REVENUES            INCREASE (DECREASE)
                                                      FOR FISCAL YEARS             FROM PRIOR YEAR
                                             --------------------------------    --------------------
                                               1997        1996       1995       1997        1996
                                               ----        ----       ----       ----        ----
Revenues:
   Sales                                       43.3%       40.0%       41.0%      34.4%       5.4%
   Service and support                         32.0        30.0        28.5       32.5       13.7
   Rental                                      24.7        30.0        30.5        2.5        6.1
                                              -----       -----       -----

         Total revenues                       100.0%      100.0%      100.0%      24.3        8.0
                                              -----       -----       -----

Expenses:
   Cost of system sales                        13.6        12.8        12.7       31.9        9.2
   Cost of system rental, service
     and support                               25.1        24.1        22.6       29.2       15.0
   Product development                          5.0         3.8         4.2       64.8       (0.5)
   Selling expenses                            15.6        16.4        18.6       18.6       (5.1)
   General and administrative                  31.8        34.6        36.3       14.1        2.8
                                              -----       -----       -----

         Total expenses                        91.1        91.7        94.4       23.5        4.9
                                              -----       -----       -----

Operating income                                8.9         8.3         5.6       32.9       59.9
Interest income                                 1.2         1.1         0.8       39.3       33.5
                                              -----       -----       -----

Income before income taxes                     10.1         9.4         6.4       33.7       56.5
Income taxes                                    3.9         3.8         2.3       25.9       74.5
                                              -----       -----       -----

Net income                                      6.2%        5.6%        4.1%      38.9       46.2
                                              =====       =====       =====


RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 1997, 1996 AND 1995

     REVENUES. Total revenues increased 24% to $41,901,000 in fiscal 1997 from $33,718,000 in fiscal 1996, which in turn represented an 8% increase over fiscal 1995 revenues of $31,224,000. The Company's total revenues increased in both of the last two fiscal years primarily as a result of increases in sales revenues and service and support revenues. Sales revenues in each year were comprised primarily of revenues from sales of new systems to existing and acquired customers and, to a lesser extent, from sales of systems to new customers and from sales of add-on equipment to existing customers. Service and support revenues and rental revenues in each year were comprised primarily of recurring revenues from existing and acquired service and lease agreements.

     SALES REVENUES. Sales revenues increased 34% to $18,126,000 in fiscal 1997 from $13,490,000 in fiscal 1996. This increase resulted primarily from revenues derived from customers acquired in the Infortext acquisition, an increase in computer equipment resale revenues from the ECS division and an increase in sales of systems manufactured by the Company. Sales revenues in fiscal 1997 included $2,535,000 of revenues derived from customers acquired in the Infortext acquisition. ECS computer equipment resale revenue increased to $1,167,000 in fiscal 1997 from $390,000 in fiscal 1996, primarily as a result of expanded geographical sales territory and increased market presence. Sales revenues of company manufactured systems by the Company's previously existing cost recovery divisions increased 10% to $14,424,000 in fiscal 1997 from $13,080,000 in fiscal 1996. This increase resulted primarily from sales of new systems to existing customers as part of a trend for professional service firms to upgrade their office equipment technology on a firm-wide basis.

     Sales revenues increased 5% in fiscal 1996 from fiscal 1995. This increase in sales revenues was derived primarily from sales of new systems to existing customers. Increased sales revenues were partially offset by a decline in sales revenues derived from the Company's older product lines and a decline in revenues derived from custom programming and other data processing functions as a result of the increase in functionality of the Company's newest systems and the corresponding decline in customers' needs for services beyond those provided by the Company's products.

     SERVICE AND SUPPORT REVENUES. Service and support revenues increased 33% to $13,411,000 in fiscal 1997 from $10,119,000 in fiscal 1996. This increase in service and support revenues resulted primarily from incremental revenues derived from the customers acquired in the Infortext acquisition, an increase in service contracts in the Company's previously existing cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues in fiscal 1997 included $1,638,000 of revenues derived from customers acquired in the Infortext acquisition. Service and support revenues from the Company's previously existing cost recovery divisions increased 11% to $10,853,000 in fiscal 1997 from $9,745,000 in fiscal 1996. This increase resulted primarily from incremental revenues derived in fiscal 1997 from existing customers and an increase in service contracts with existing customers who previously leased systems from the Company but have chosen to purchase new systems when their leases expired. ECS service and support revenues increased to $920,000 in fiscal 1997 from $374,000 in fiscal 1996, primarily as a result of expanded geographical sales and service territories and increased market presence.

     Service and support revenues increased 14% in fiscal 1996 from fiscal 1995. This increase resulted primarily from incremental revenues derived in fiscal 1996 from existing customers as well as from an increased emphasis on obtaining service contracts with customers who purchased systems.

     RENTAL REVENUE. Rental revenue increased to $10,364,000 in fiscal 1997 from $10,109,000 in fiscal 1996 which represented an increase over fiscal 1995 rental revenues of $9,526,000. The increase of rental revenues in fiscal 1997 resulted primarily from $268,000 of rental revenue derived from rental contracts acquired at the end of fiscal 1996 in a settlement with a leasing company. Partially offsetting this increase was the migration of customers who previously leased systems to purchases of new systems with related service contracts, as their rental contracts expired. Management anticipates that rental revenue will decline in future periods as this trend of rental customers purchasing new systems and related service contracts as their rental contracts expire continues in the future.

     COST OF SYSTEM SALES. Cost of system sales is comprised of the cost of hardware and system components and payroll and other expenses related to system assembly and testing. Cost of system sales does not include software development costs which have been expensed as product development in the period incurred. Cost of system sales as a percentage of sales revenue was 32% in fiscal 1997 and 1996 compared to 31% in fiscal 1995. Cost of system sales increased as a percentage of sales revenue in fiscal 1996 as a result of the higher cost of manufacturing the Company's newest systems compared to previous product lines.

     COST OF SYSTEM RENTAL, SERVICE AND SUPPORT. Cost of system rental, service and support is comprised primarily of (i) payroll and other expenses related to customer service and support personnel, (ii) depreciation of rental and service units, (iii) the cost of hardware and system components used for repairs and
(iv) amortization of acquired system software. Cost of system rental, service and support does not include software development costs which have been expensed as product development in the period incurred. Cost of system rental, service and support as a percentage of total rental and service and support revenues was 44% in fiscal 1997 compared to 40% in fiscal 1996 and 38% in fiscal 1995. This increase in the cost of system rental, service and support as a percentage of total rental and service and support revenues in fiscal 1997 is primarily attributable to higher expenses as a percentage of related revenues in the Company's ECS division and in the recently acquired Infortext Group division than in the Company's previously existing cost recovery divisions. Cost of system rental, service and support as a percentage of total rental and service and support revenues increased in fiscal 1996 compared to fiscal 1995 primarily as a result of the higher expenses as a percentage of related revenues in the Company's ECS division than in the cost recovery divisions of the Company. Partially offsetting this increase was the reduction in system software amortization in fiscal year 1996, as the majority of acquired system software became fully amortized during fiscal 1995, when amortization of system software totaled $218,000. Depreciation of rental and service units increased to $1,729,000 in fiscal 1997 from $1,580,000 and $1,333,000 in fiscal 1996 and
1995, respectively. Management anticipates that the cost of system rental, service and support as a percentage of total rental and service and support revenues may increase in future periods, as the Company expands its ECS division into new geographical territories and to the extent that the ECS division contributes a higher percentage of the Company's revenues.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased 65% to $2,113,000 in fiscal 1997 from $1,282,000 in fiscal 1996, which represented a slight decrease from fiscal 1995 product development expenses of $1,288,000. Product development expenses were 5% of total revenues in fiscal 1997 compared to 4% of total revenues in fiscal 1996 and 1995. Product development expenses increased in fiscal 1997 as a result of development projects related to several new products. These new products under development include (i) Equitrac's Professional Internet Client(TM) (E.P.I.C.), a full-featured Internet browser designed to control Internet access and track on-line research and e-mail for billing and management purposes, (ii) TelemeTrac(TM), a product which collects and consolidates photocopier meter totals remotely through cellular telephone networks, (iii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department and
(iv) OneTrac(TM), an inexpensive copy and fax control product line developed for resale through both the Equitrac direct sales force and through copier dealers. Management does not anticipate deriving significant revenue from the products until the second half of fiscal 1998. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly, product development expenses for each period include all hardware and software development costs incurred during the period. Management anticipates that product development costs will increase during fiscal 1998, as the projects under development are completed and the Company invests in the development of additional products.

     SELLING EXPENSES. Selling expenses increased 19% to $6,541,000 in fiscal 1997 from $5,517,000 in fiscal 1996, which in turn represented a 5% decrease in selling expenses of $5,815,000 in fiscal 1995. Selling expenses as a percentage of total revenues was 15.6% in fiscal 1997 compared to 16.4% and 18.6% in fiscal 1996 and 1995, respectively. Selling expenses as a percentage of total revenues decreased in fiscal 1997, primarily as a result of the addition of revenues from acquired customers without selling expenses commensurate with those related to internally generated revenues. Selling expenses as a percentage of total revenues also declined in fiscal 1996 as a result of a $648,000 decrease in selling expenses associated with the commercial market division compared to fiscal 1995.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 14% to $13,312,000 in fiscal 1997 from $11,662,000 in fiscal 1996, which in turn represented a slight increase over fiscal 1995 general and administrative expenses of $11,339,000. General and administrative expenses as a percentage of total revenues were 32% in fiscal 1997 compared to 35% and 36% in fiscal 1996 and 1995, respectively. General and administrative expenses increased in fiscal 1997 primarily as a result of $1,455,000 of general and administrative expenses, including $294,000 of amortization expense, incurred by the Infortext Group division. General and administrative expense increases in fiscal 1996 included a $200,000 increase in amortization expense related to intangible assets recorded in connection with acquisitions compared to fiscal 1995 and a $162,000 increase in rent and other office expenses compared to fiscal 1995.

     General and administrative expenses decreased as a percentage of total revenues during fiscal 1997 and 1996 as a result of increases in total revenues without corresponding increases in corporate support expenses. Management anticipates that general and administrative expenses may increase as a percentage of total revenues during fiscal 1998 as the Company adds additional support positions for the growth anticipated to be derived from the ECS division and the Company's new products under development.

     INTEREST INCOME. The Company earned interest income of $489,000 in fiscal 1997 compared to $351,000 in fiscal 1996 and $263,000 in fiscal 1995. These increases in interest income resulted from both higher interest-earning asset balances and higher yields on invested balances as the Company reallocated a portion of its investment portfolio from municipal bonds into higher-yielding investment grade securities.

     INCOME TAXES. The Company's effective income tax rate for fiscal 1997 was 38% compared to 40% and 36% in fiscal 1996 and 1995, respectively. The decrease in the Company's effective tax rate in fiscal 1997 resulted primarily from the increase in the Company's research and development tax credit due to the increase in product development expenditures. The increase in the Company's effective tax rate in fiscal 1996 resulted primarily from the reduction of the Company's research and development tax credit as a percentage of income and a reduction in tax exempt interest income as the Company moved a portion of its investment portfolio from municipal bonds.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flows from operations. The Company generated $4,698,000, $6,966,000 and $3,528,000 in cash flows from operating activities in fiscal 1997, 1996 and 1995, respectively. Cash flows used in investing activities in fiscal 1997 included the acquisition of $2,580,000 of property and equipment, primarily system rental units which are leased to customers and system service units which are used to fulfill service contract commitments to customers with service contracts. In addition, cash flows used in investing activities in fiscal 1997 included the Infortext acquisition, which was financed by $1,834,000 in cash, including $1,450,000 of cash restricted for that purpose at February 29, 1996, and the assumption of a liability of $611,000 to fulfill service contracts. Additional purchase price consideration of $625,000 was paid to ISI in March 1997 pursuant to the acquisition agreement.

     During fiscal 1996, the Board of Directors authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock. Through February 28, 1997, the Company repurchased 330,800 shares of its outstanding common stock at an aggregate purchase price of $1,653,000. Subsequent to fiscal 1997, the Board of Directors authorized the Company to spend up to an additional $2,500,000 to repurchase shares of the Company's issued and outstanding common stock.

     The Company anticipates that its cash and cash equivalents, investment securities and cash flows from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future. A principal source of cash flow from operations will be payments received under the Company's lease and service agreements. At February 28, 1997, the future minimum payments due to the Company under its existing non-cancelable lease and service agreements aggregate $43.8 million, of which $20.0 million is due in fiscal 1998. The Company has no material commitments for capital expenditures.

SEASONALITY AND INFLATION

     Historically, the Company's business has not been seasonal. However, although the Company's rental and service and support revenues from installed systems do not fluctuate greatly from quarter to quarter, fluctuations in the amount of system sales may result in quarterly variations in the Company's total revenues and net income. Accordingly, interim results of operations may not be an accurate measure of the annual performance of the Company. The Company believes that inflation has not had a material impact on the results of operations.

FOREIGN OPERATIONS

     In fiscal 1997, revenue from foreign operations (including export sales) increased 21% to $4,808,000 from $3,980,000 in fiscal 1996, which in turn represented a 13% increase over revenue from foreign operations (including export sales) of $3,521,000 in fiscal 1995. These increases in revenues from foreign operations (including export sales) resulted primarily from revenues derived from rental contracts obtained in the settlement of a litigation matter. As a percentage of total revenues, revenues from foreign operations (including export sales) was 11.5% in fiscal 1997 compared to 11.8% and 11.3% in fiscal 1996 and 1995, respectively.

     Equitrac's foreign revenue is subject to the normal risks of foreign operations, such as protective tariffs, export and import controls and transportation delays and interruptions. The Company's direct international sales are billed in foreign currencies and are subject to currency exchange fluctuations.

     Since Equitrac's systems are manufactured in the United States, the Company's foreign operations could be affected by fluctuations in the relative value of the U.S. dollar to foreign currencies. In fiscal years 1997, 1996 and 1995, the effect of foreign currency exchange fluctuations was not significant to the Company.

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-K, including statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to the following: general economic and business conditions; charges and costs related to acquisitions; and the ability of the Company to develop and market products for the markets in which it operates, to successfully integrate its acquired products and services, to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the markets in which it operates.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Equitrac Corporation

     We have audited the accompanying balance sheets of Equitrac Corporation as of February 28, 1997 and February 29, 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equitrac Corporation as of February 28, 1997 and February 29, 1996 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.






COOPERS & LYBRAND L.L.P.


Miami, Florida
April 14, 1997

                              EQUITRAC CORPORATION

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                          February 28,     February 29,
                                                                              1997             1996
                                                                          ------------     ------------
                                ASSETS
Current assets:
    Cash and cash equivalents                                               $  4,755       $  3,581
    Restricted cash                                                             --            1,450
    Investment securities                                                      4,817          4,031
    Accounts receivable, net of allowances of $550
     and $350 in 1997 and 1996, respectively                                   6,117          4,330
    Inventories                                                                2,483          1,780
    Deferred income taxes                                                        581            499
    Other current assets                                                         313            366
                                                                            --------       --------
         Total current assets                                                 19,066         16,037

Investment securities                                                          1,330          1,361
Property and equipment, net                                                    6,317          6,034
Intangible assets, net                                                         3,378          2,067
Deferred income taxes                                                            397           --
Other assets                                                                     194            147
                                                                            --------       --------

              Total assets                                                  $ 30,682       $ 25,646
                                                                            ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $  1,095       $    622
     Accrued expenses and other current liabilities                            3,930          3,005
     Unearned income                                                             882             44
                                                                            --------       --------
         Total current liabilities                                             5,907          3,671

Deferred income taxes                                                           --              151
                                                                            --------       --------

         Total liabilities                                                     5,907          3,822
                                                                            --------       --------

Stockholders' equity:
     Common stock, $.01 par value; 15,000,000 shares
      authorized; 3,800,300 and 3,717,750 shares issued
      in 1997 and 1996, respectively                                              38             37
     Additional paid-in capital                                               10,741         10,390
     Retained earnings                                                        15,672         13,058
     Cumulative translation adjustment                                           (23)           (25)
     Unrealized gain on investment securities, net of tax                       --               17
     Treasury stock, at cost (330,800 shares)                                 (1,653)        (1,653)
                                                                            --------       --------
         Total stockholders' equity                                           24,775         21,824
                                                                            --------       --------

              Total liabilities and stockholders' equity                    $ 30,682       $ 25,646
                                                                            ========       ========


                 See accompanying notes to financial statements.

                          EQUITRAC CORPORATION
                          STATEMENTS OF INCOME
               (in thousands, except earnings per share)


                                                       February 28,   February 29,  February 28,
                                                           1997          1996          1995
                                                       ------------   ------------  ------------
Revenues:
     Sales                                                $18,126      $13,490      $12,796
     Service and support                                   13,411       10,119        8,902
     Rental                                                10,364       10,109        9,526
                                                          -------      -------      -------

         Total revenues                                    41,901       33,718       31,224
                                                          -------      -------      -------

Expenses:
     Cost of system sales                                   5,710        4,329        3,963
     Cost of system rental, service and support            10,496        8,123        7,065
     Product development                                    2,113        1,282        1,288
     Selling expenses                                       6,541        5,517        5,815
     General and administrative                            13,312       11,662       11,339
                                                          -------      -------      -------

         Total expenses                                    38,172       30,913       29,470
                                                          -------      -------      -------

         Operating income                                   3,729        2,805        1,754

Interest income                                               489          351          263
                                                          -------      -------      -------

         Income before income taxes                         4,218        3,156        2,017

Income taxes                                                1,604        1,274          730
                                                          -------      -------      -------

         Net income                                       $ 2,614      $ 1,882      $ 1,287
                                                          =======      =======      =======

Earnings per share                                        $  0.73      $  0.52      $  0.34
                                                          =======      =======      =======

Weighted average common and common
   equivalent shares outstanding                            3,562        3,597        3,770
                                                          =======      =======      =======





                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                                    Common                                 Unrealized
                                                  Stock and                              gain (loss) on
                                                  Additional                Cumulative      Investment                    Total
                                                    Paid-in      Retained   Translation     Securities,   Treasury    Stockholders'
                                   Common Shares    Capital      Earnings    Adjustment     Net of Tax     Stock         Equity
                                   -------------    -------      --------    ----------     ----------     -----         ------
Balance, February 28, 1994            3,691,850    $  10,384    $   9,889    $    --       $    --       $    --       $  20,273

Unrealized loss on investment
  securities, net of tax                   --           --           --           --             (49)         --             (49)

Translation adjustment                     --           --           --            (29)         --            --             (29)

Exercise of employee stock options        4,900            9         --           --            --            --               9

Net income for the year ended
  February 29, 1995                        --           --          1,287         --            --            --           1,287
                                      ---------    ---------    ---------    ---------     ---------     ---------     ---------
Balance, February 28, 1995            3,696,750       10,393       11,176          (29)          (49)         --          21,491

Purchase of treasury stock -
  330,800 shares                           --           --           --           --            --          (1,653)       (1,653)

Unrealized gain on investment
  securities, net of tax                   --           --           --           --              66          --              66

Translation adjustment                     --           --           --              4          --            --               4

Exercise of employee stock options       21,000           34         --           --            --            --              34

Net income for the year ended
  February 29, 1996                        --           --          1,882         --            --            --           1,882
                                      ---------    ---------    ---------    ---------     ---------     ---------     ---------
Balance, February 29, 1996            3,717,750       10,427       13,058          (25)           17        (1,653)       21,824

Unrealized loss on investment
  securities, net of tax                   --           --           --           --             (17)         --             (17)

Translation adjustment                     --           --           --              2          --            --               2

Exercise of employee stock options       82,550          352         --           --            --            --             352

Net income for the year ended
  February 28, 1997                        --           --          2,614         --            --            --           2,614
                                      ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance, February 28, 1997            3,800,300    $  10,779    $  15,672    $     (23)    $    --       $  (1,653)    $  24,775
                                      =========    =========    =========    =========     =========     =========     =========












                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                        FEBRUARY 28,      FEBRUARY 29,     FEBRUARY 28,
                                                            1997              1996             1995
                                                        ------------      ------------     ------------
Cash flows from operating activities:
   Net income                                                $ 2,614       $ 1,882         $ 1,287
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                                2,321         2,064           1,890
   Amortization                                                1,090         1,125           1,013
   Provision for doubtful accounts                               200          --                25
   Deferred income taxes                                        (618)         (616)            (20)
   Change in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                      (1,987)        1,541          (1,278)
     Inventories                                                (343)           99            (437)
     Other current assets                                         53           192              48
     Other assets                                                (47)            8             (18)
   Increase (decrease) in:
     Accounts payable                                            473          (383)            352
     Accrued expenses                                            715         1,395             591
     Unearned income                                             227          (341)             75
                                                             -------       -------         -------

     Net cash provided by operating activities                 4,698         6,966           3,528
                                                             -------       -------         -------

Cash flows from investing activities:
   Purchase of property and equipment                         (2,580)       (1,982)         (2,510)
   Acquisitions of product lines, principally
    intangible assets                                         (1,934)         (225)           (621)
   Sales and maturities of investment securities               2,338         5,223           2,559
   Purchase of investment securities                          (3,122)       (5,308)         (1,249)
   Decrease (increase) in restricted cash                      1,450        (1,450)           --
                                                             -------       -------         -------

     Net cash used in investing activities                    (3,848)       (3,742)         (1,821)
                                                             -------       -------         -------

Cash flows from financing activities:
   Repayment of acquisition obligations                          (30)         (215)            (94)
   Proceeds from issuance of common stock                        352            34               9
   Purchase of treasury stock                                   --          (1,653)           --
                                                             -------       -------         -------

     Net cash provided by (used in) financing
          activities                                             322        (1,834)            (85)
                                                             -------       -------         -------

Exchange rate effect on cash                                       2             4             (29)
                                                             -------       -------         -------

Net increase in cash and cash equivalents                      1,174         1,394           1,593
Cash and cash equivalents at beginning of year                 3,581         2,187             594
                                                             -------       -------         -------

Cash and cash equivalents at end of year                     $ 4,755       $ 3,581         $ 2,187
                                                             =======       =======         =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Income taxes                                              $ 1,502       $   948         $   545



Non-cash investing and financing activities consisted of $861,000, $40,000 and $575,000 of assets and liabilities recorded in connection with product line acquisitions in fiscal 1997, 1996 and 1995, respectively. In addition, non-cash investing and financing activities consisted of $10,000, $360,000 and $101,000 reductions in intangible assets resulting from the reduction of liabilities in connection with contingent consideration adjustments related to acquisitions for fiscal 1997, 1996 and 1995, respectively.


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

     The Company also provides maintenance services on a wide range of computer equipment manufactured by others through its Equitrac Computer Services division. This multi-vendor support includes installation, preventive maintenance and on-site repair service.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Sales revenue is recognized upon installation and customers' acceptance. Service and support revenues are recognized ratably over the period in which the service and support are provided. Rental contact revenue, which includes service and support on the underlying rental equipment and software, is recognized ratably over the term of the respective lease. Rental contracts are accounted for as operating leases.

CASH AND CASH EQUIVALENTS

     All investments in highly liquid marketable securities with a maturity of three months or less at time of purchase are classified as cash equivalents.

RESTRICTED CASH

     Restricted cash at February 29, 1996 consisted of cash held in trust and committed for the acquisition of The Infortext Group (Infortext). The cash held in trust was used as the initial payment for the Infortext acquisition on March 1, 1996.

INVESTMENT SECURITIES

     The Company's investment securities consist primarily of municipal bonds, U.S. Treasury obligations and investment grade corporate bonds with maturities ranging from one to twenty-one years. These investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses included in stockholders' equity. Interest income is recognized when earned.

     At February 28, 1997 and February 29, 1996, the amortized cost of these investments approximated market value.

INVENTORIES

     Inventories comprised primarily of system components, parts and supplies are carried at the lower of weighted average cost or market. The weighted average cost of inventories approximates the "first in-first out" (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment consist primarily of system rental equipment under operating leases and service equipment used in connection with service contracts, and are stated at cost less accumulated depreciation. Additions, major renewals and improvements are capitalized, and repair and maintenance costs are expensed. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

     Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have an impact on the carrying value of the Company's long-lived assets.

INTANGIBLE ASSETS

     Intangible assets represent costs allocated to specifically identifiable assets and the excess of cost over the fair value of tangible and identifiable intangible assets arising from acquisitions ("goodwill"). The costs of all identifiable assets and goodwill are amortized on a straight-line basis over their respective estimated useful lives, ranging from three to seven years.

PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

     Translation of foreign currencies into U.S. dollars is computed for revenue and expense accounts using average exchange rates during the year. Net assets of the Company's Canadian operations, whose "functional currency" is the Canadian dollar are translated at current rates of exchange, with the resulting translation adjustment recorded directly into a separate component of stockholders' equity. The functional currency for the Company's other foreign operations is the U.S. dollar. Net assets of these operations are translated at current rates of exchange, with the resulting translation gains and losses included in the statement of income.

EARNINGS PER SHARE

     Earnings per share (EPS) are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE. SFAS 128 specifies new standards designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include (i) eliminating the presentation of primary EPS and replacing it with basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS 128 in fiscal 1998 will have a significant impact on the Company's reported EPS.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                          February 28,     February 29,
                                                                              1997             1996
                                                                          ------------     ------------
System rental and service units                                            $  10,314         $  9,195
Equipment, furniture and fixtures                                              2,598            2,106
Leasehold improvements                                                         1,033            1,002
                                                                           ---------         --------

                                                                              13,945           12,303
Accumulated depreciation and amortization
   (including $5,552 in 1997 and $4,784 in 1996
   relating to system rental and service units)                               (7,628)          (6,269)
                                                                           ---------         --------

                                                                           $   6,317         $  6,034
                                                                           =========         ========

3.   INTANGIBLE ASSETS:

     Intangible assets consist of the following (in thousands):

                                                                          February 28,     February 29,
                                                                              1997             1996
                                                                          ------------     ------------
Covenants not to compete                                                   $   2,300         $  2,300
Service contracts                                                              2,494              383
Customer lists                                                                 2,115            1,825
Goodwill                                                                         479              479
System software                                                                  100              130
                                                                           ---------         --------
                                                                               7,488            5,117
Accumulated amortization                                                      (4,110)          (3,050)
                                                                           ---------         --------

                                                                           $   3,378         $  2,067
                                                                           =========         ========

4.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                          February 28,     February 29,
                                                                              1997             1996
                                                                          ------------     ------------

Compensation and benefits                                                 $   1,749           $   1,183
Federal, state and local taxes                                                  961               1,049
Acquisition obligations                                                         250                  40
Other                                                                           970                 733
                                                                          ---------           ---------

                                                                          $   3,930           $   3,005
                                                                          =========           =========


5.   LEASING TRANSACTIONS AND SERVICE AGREEMENTS:

     The Company leases systems under operating lease agreements for terms of 36 months or longer. The Company's existing leases generally expire over the next four years and include all service and software support. The lessee is responsible for risk of loss, theft or damage to the equipment. The majority of the lessees pay the lease amount in monthly installments and are liable for the full contractual obligation upon cancellation. Customers who purchase a system may obtain a separate service agreement.

     Future minimum lease payments to be received under non-cancelable operating lease and service agreements as of February 28, 1997 are as follows (in thousands):

                                       Fiscal Year
                                       -----------
                                          1998                    $    20,043
                                          1999                         12,247
                                          2000                          7,099
                                          2001                          4,371
                                                                  -----------

                                                                  $    43,760
                                                                  ===========

6.   RETIREMENT PLAN:

     The Company has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their salaries to the plan. The Company matches 100% of the employee contributions up to 5% of their gross pay and may make discretionary contributions in amounts determined by the Board of Directors. Company matching contributions charged to income were approximately $514,000, $460,000, and $464,000 for fiscal years 1997, 1996 and 1995, respectively.

7.   COMMITMENTS:

     The Company has a lease obligation with related parties through September 30, 2000, for certain office space. Under this agreement, the related parties hold a $50,000 security deposit. Additionally, the Company leases other office space and office equipment under operating leases from unrelated parties. Total rent expense for fiscal years 1997, 1996 and 1995 was approximately $1,661,000, $1,324,000 and $1,286,000, respectively, including rent expense to related parties of approximately $418,000 in each year.

     At February 28, 1997, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                        Fiscal Year
                                        -----------

                                            1998                  $   1,554
                                            1999                      1,188
                                            2000                        967
                                            2001                        550
                                            2002                        116
                                      Thereafter                        325
                                                                  ---------

                                                                  $   4,700
                                                                  =========

8.   INCOME TAXES:

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

The total income tax expense included the following components (in thousands):

                                                                             Year Ended
                                                          -----------------------------------------------
                                                          February 28,      February 29,     February 28,
                                                              1997              1996             1995
                                                          ------------      ------------     ------------
Current tax expense:
   Federal                                                  $   1,618        $   1,380         $     537
   State                                                          604              510               213
                                                            ---------        ---------         ---------
                                                                2,222            1,890               750
                                                            ---------        ---------         ---------

Deferred tax expense:
   Federal                                                       (449)            (450)              (14)
   State                                                         (169)            (166)               (6)
                                                            ---------        ---------         ---------

                                                                 (618)            (616)              (20)
                                                            ---------        ---------         ---------

   Total income tax expense                                 $   1,604        $   1,274         $     730
                                                            =========        =========         =========

The components of the net deferred tax assets are as follows (in thousands):

                                               February 28,  February 29,
                                                  1997          1996
                                               ------------  ------------

Deferred income taxes, current:
   Allowance for doubtful accounts                 $ 225       $ 149
   Inventories                                        80          95
   Accrued expenses                                  276         267
   Other                                              --         (12)
                                                   -----       -----

                                                     581         499
                                                   -----       -----

Deferred income taxes, long-term:
   Intangible assets                                 519          66
   Property and equipment                           (122)       (217)
                                                   -----       -----

                                                     397        (151)
                                                   -----       -----

Net deferred tax asset                             $ 978       $ 348
                                                   =====       =====

A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 34% to the Company's income tax provision is as follows (in thousands):

                                                  February 28,  February 29,  February 28,
                                                      1997          1996          1995
                                                  ------------  ------------  ------------
Expected income taxes                                $ 1,434       $ 1,073       $   686
State income taxes, net of federal benefit               274           234           127
Research and development tax credit                      (92)          (66)          (72)
Other                                                    (12)           33           (11)
                                                     -------       -------       -------

Total income tax expense                             $ 1,604       $ 1,274       $   730
                                                     =======       =======       =======

   The Internal Revenue Service (IRS) has concluded its examination of the Company's federal income tax returns for the years ended February 29, 1992 through February 28, 1995. As a result of the examination, certain deductions related to business acquisitions prior to 1993 were deferred until future years requiring a current payment of federal income taxes which resulted in a $656,000 increase in net deferred tax assets.

9. COMMON STOCK:

     The Company has a 1992 Stock Option Plan (the "Plan"), as amended July 20, 1994, under which 400,000 shares of common stock are reserved for issuance upon exercise of stock options. The Plan provides for the granting of incentive stock options (as defined under the Internal Revenue Code) and nonstatutory stock options at prices determined by the Stock Option Committee of the Board of Directors. Under the Company's prior stock option plan, which terminated in April 1992, options to acquire 68,400 shares of common stock remain exercisable through May 6, 2001.

     The Company also has a 1992 Directors Stock Option Plan (the "Directors Plan") under which 40,000 shares of common stock are reserved for issuance upon exercise of stock options. The Directors Plan provides for an automatic grant of an option to purchase 5,000 shares of common stock to each nonemployee director of the Company upon election as a director of the Company and an automatic grant of an option to purchase 1,000 shares upon reelection as a director of the Company, in both instances at an exercise price equal to the fair market value of the common stock on the date of grant.

The following is a summary of stock option activity and related information:

                                                                          Year Ended
                                              ---------------------------------------------------------------
                                                    February 28,              February 29,     February 28,
                                                        1997                      1996             1995
                                              -----------------------         -----------      -------------
                                                            Weighted
                                                             Average
                                                            Exercise
                                              Shares          Price              Shares           Shares
                                              ------          -----              ------           ------
Options outstanding
  at beginning of year                        363,950         $4.68              289,350           288,450
Options granted                               118,000          8.97              102,500            13,000
Options canceled                                    -             -               (6,900)           (7,200)
Options exercised                             (82,550)         4.26              (21,000)           (4,900)
                                              -------                            -------           -------

Options outstanding at end of year            399,400         $5.99              363,950           289,350
                                              =======                            =======           =======

Shares subject to exercisable options
     at end of year                           285,400         $4.80              261,450           284,350
                                              =======                            =======           =======

Option price range at
   end of year                              $1.78 - $9.00                     $1.78 - $7.25      $0.73 - $7.25

Option price range for
   exercised shares                         $1.78 - $7.00                     $0.73 - $1.78          $1.78

Options available for grant
     at end of year                            51,500                            169,500           260,000
                                              =======                            =======           =======


The following table summarizes information about stock options outstanding at February 28, 1997:


                                                  Options Outstanding                Options Exercisable
                                               -----------------------         -------------------------------
                                               Weighted
                                                Average       Weighted                                Weighted
     Range of             Number               Remaining       Average             Number              Average
     Exercise         Outstanding at          Contractual     Exercise         Exercisable at         Exercise
      Prices         February 28, 1997        Life (Years)     Price          February 28, 1997         Price
     --------         --------------          -----------     --------         --------------         --------
       $1.78               68,400                   4.2         $1.78               68,400              $1.78
    4.25 -  6.25          138,000                   7.6          5.03              138,000               5.03
    7.00 -  9.00          193,000                   8.1          8.17               79,000               7.01
                          -------                 -----        ------             --------              -----

   $1.78 - $9.00          399,400                   7.2         $5.99              285,400              $4.80
                          =======                 =====         =====              =======              =====



     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 15, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock option grants to employees was estimated using a Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1997 and 1996, respectively: expected lives of 5.21 and 5.83 years in fiscal 1997 and 1996, respectively; volatility factors of 26.8% and 25.4% respectively; risk free interest rates of 6.81% and 6.33%, respectively, and no dividend payments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility and the expected holding period of options. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants to employees.

     The weighted average fair value of stock options granted was $3.43 and $1.65 in fiscal 1997 and 1996, respectively. Generally, stock options issued under the Plan and the Directors Plan are exercisable within three years from the date of grant and expire ten years after the date of grant.

     Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                        Year Ended
                                             --------------------------------
                                             February 28,        February 29,
                                                1997                1996
                                             ------------        ------------

Net income (in thousands)
    As reported                               $   2,614           $  1,882
    Pro forma                                     2,223              1,713

Earnings per share
    As reported                               $   0.73            $  0.52
    Pro forma                                     0.62               0.48


     The fiscal 1997 and 1996 pro forma effect on net income and earnings per share is not necessarily indicative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. Pro forma compensation expense does not include a tax benefit unless a disqualifying disposition of the Company's common stock has occurred. In addition, the Company anticipates granting additional options in future years.

     During fiscal 1996, the Board of Directors authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock. Through February 28, 1997, the Company repurchased 330,800 shares of its outstanding common stock at an aggregate purchase price of $1,653,000, including 34,000 shares from a director for an aggregate purchase price of $189,125.

10.  CONTINGENCIES:

     The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Unaudited summarized financial data by quarter for fiscal 1997 and 1996 is as follows (in thousands, except earnings per share):

                                                                           Quarter Ended
                                                       --------------------------------------------------------
                                                       May 31       August 31      November 30      February 28
                                                       ------       ---------      -----------      -----------
Fiscal 1997
     Revenues                                        $   9,663     $   10,294       $  10,599      $  11,345
     Operating income                                      812            955             952          1,010
     Net income                                            574            651             661            728
     Earnings per share                              $    0.16     $     0.18       $    0.18      $    0.20


                                                       May 31       August 31      November 30      February 29
                                                       ------       ---------      -----------      -----------
Fiscal 1996
     Revenues                                        $   8,384     $    8,265       $   8,373      $   8,696
     Operating income                                      645            567             611            982
     Net income                                            449            402             428            603
     Earnings per share                              $    0.12     $     0.11       $    0.12      $    0.17


12.  SUBSEQUENT EVENTS:

     In March 1996, the Company acquired the cost recovery customer base of ISI Infortext, Inc. (ISI). Pursuant to the acquisition agreement, additional purchase price consideration of $625,000 was paid to ISI in March 1997. The Company also repurchased 25,000 shares of Equitrac stock from ISI at the fair market value of the shares at the time of repurchase.

     In April 1997, the Board of Directors authorized the Company to spend an additional $2,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

13.  GEOGRAPHIC INFORMATION:

     The Company operates exclusively in one business segment. Geographic information related to revenues, operating income and assets (at year end) is as follows (in thousands):

                                                                           Year Ended
                                                          -------------------------------------------------
                                                           February 28,      February 29,     February 28,
                                                               1997              1996             1995
                                                           ------------      ------------     ------------
Revenues:
   U.S.                                                   $      37,682    $      30,340     $      28,413
   Foreign, principally United Kingdom and Canada                 4,219            3,378             2,811
                                                          -------------    -------------     -------------

   Total                                                  $      41,901    $      33,718     $      31,224
                                                          =============    =============     =============

Operating income (loss):
   U.S.                                                   $       3,212    $       3,105     $       1,669
   Foreign, principally United Kingdom and Canada                   517             (300)               85
                                                          -------------    -------------     -------------

   Total                                                  $       3,729    $       2,805     $       1,754
                                                          =============    =============     =============

Assets (at end of year):
   U.S.                                                   $      29,204    $      24,503     $      23,080
   Foreign, principally United Kingdom and Canada                 1,478            1,143             2,356
                                                          -------------    -------------     -------------

   Total                                                  $      30,682    $      25,646     $      25,436
                                                          =============    =============     =============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to directors of the Company will be included in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference. Information with respect to executive officers of the Company is presented in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item will be contained in the 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)  1.  INDEX TO FINANCIAL STATEMENTS

     The following financial statements of Equitrac Corporation are filed as part of this report on Form 10-K:

                                                                                                 Page
                                                                                                 ----
     Report of Independent Accountants                                                            21
     Balance Sheets - February 28, 1997 and February 29, 1996                                     22
     Statements of Income - Years ended February 28, 1997, February 29, 1996
       and February 28, 1995                                                                      23
     Statements of Stockholders' Equity - Years ended February 28, 1997
       February 29, 1996 and February 28, 1995                                                    24
     Statements of Cash Flows - Years ended February 28, 1997,
       February 29, 1996 and February 28, 1995                                                    25
     Notes to Financial Statements                                                                26

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

(B)  EXHIBITS

  EXHIBIT                                                                    PAGE OR
  NUMBER                 DESCRIPTION                                    METHOD OF FILING
  ------                 -----------                                    ----------------
    3.1      Amended and Restated Articles of          Incorporated by reference to Exhibit No. 3.1 to the
             Incorporation                             Company's Registration Statement on Form S-1 (No.
                                                       33-47367) (the "S-1")

    3.2      Bylaws                                    Incorporated by reference to Exhibit 3.2 to the
                                                       Company's S-1

     4       Form of Common Stock Certificate          Incorporated by reference to Exhibit 4 to the Company's
                                                       S-1

   10.1      Executive Compensation Plan
             and Arrangements

 10.1(a)     1992 Stock Option Plan, as amended        Incorporated by reference to the Company's S-8




  EXHIBIT                                                                 PAGE OR
  NUMBER                   DESCRIPTION                                METHOD OF FILING
  ------                   -----------                                ----------------

 10.1(b)     Directors Stock Option Plan               Incorporated by reference to Exhibit 10.2 to the
                                                       Company's S-1

 10.1(c)     Employment Agreement, dated as of April   Incorporated by reference to Exhibit 10.3 to the
             17, 1992 between the Company and John     Company's S-1
             T. Kane

 10.1(d)     Employment Agreement, dated as of April   Incorporated by reference to Exhibit 10.4 to the
             17, 1992 between the Company and George   Company's S-1
             P. Wilson

   10.2      Form of Indemnification Agreement         Incorporated by reference to Exhibit 10.5 to the
             between the Company and each of its       Company's S-1
             Executive Officers and Directors

   10.3      Lease Agreement dated September 17,       Incorporated by reference to Exhibit 10.8 to the
             1990, between the Company and 3200        Company's S-1
             Ponce de Leon Associates

    11       Statement re: computation of earnings
             per share

    22       Subsidiaries                              Incorporated by reference to Exhibit 22.1 to the
                                                       Company's S-1

    24       Consent of Coopers & Lybrand L.L.P.



(C)  REPORTS ON FORM 8-K.

     No reports were filed on Form 8-K during the three months ended February 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on May 23, 1997.


                                             EQUITRAC CORPORATION


                                             By   /s/ George P. Wilson
                                                  -----------------------------
                                                   George P. Wilson
                                                   President and Chief
                                                   Executive Officer

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


          SIGNATURE                                      TITLE                                 DATE
          ---------                                      -----                                 ----
      /s/ John T. Kane                Chairman of the Board of Directors                  May 23, 1997
-------------------------------
        John T. Kane


    /s/ George P. Wilson              President, Chief Executive Officer
-------------------------------       and Director                                        May 23, 1997
       George P. Wilson


     /s/ Scott J. Modist              Vice President - Finance, Treasurer
-------------------------------       and Chief Financial Officer (Principal
       Scott J. Modist                Financial Officer)                                  May 23, 1997


  /s/ Richard S. Staveley, Jr.        Controller (Principal Accounting Officer)           May 23, 1997
------------------------------
    Richard S. Staveley, Jr.


    /s/ James F. Courbier             Director                                            May 23, 1997
------------------------------
      James F. Courbier


     /s/ Marc M. Watson               Director                                            May 23, 1997
------------------------------
       Marc M. Watson


       /s/ Peter Marx                 Director                                            May 23, 1997
------------------------------
        Peter Marx



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Equitrac Corporation

         Our report on the financial statements of Equitrac Corporation is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 38 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






COOPERS & LYBRAND L.L.P.


Miami, Florida
April 14, 1997

                                                                     SCHEDULE II

                              EQUITRAC CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                 (in thousands)



COLUMN A                            COLUMN B           COLUMN C         COLUMN D        COLUMN E       COLUMN F
--------                            --------           --------         --------        --------       --------
                                                                ADDITIONS
                                                      ---------------------------
                                   BALANCE AT         CHARGED TO       CHARGED TO                       BALANCE
                                    BEGINNING          COST AND           OTHER           DEDUCT-       AT END
DESCRIPTION                          OF YEAR           EXPENSES         ACCOUNTS           TIONS        OF YEAR
-----------                        ----------         ----------       ----------         -------       -------
Year ended
    February 28, 1997
    Allowance for doubtful
    accounts (deducted from
    accounts receivable)           $     350         $     200         $    --           $     --      $    550

Year ended
    February 29, 1996
    Allowance for doubtful
    accounts (deducted from
    accounts receivable)           $     350         $      --         $   100           $    100      $    350

Year ended
    February 28, 1995
    Allowance for doubtful
    accounts (deducted from
    accounts receivable)           $     325         $      25         $    --           $     --      $    350

