Form 10-Q
period 1997-05-31
EQUITRAC CORPORATION
filed 1997-07-15
CIK 886761

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to ______________________

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
                                                       ----     ----

     As of July 8, 1997, there were 3,478,900 shares of the Registrant's common stock, par value $.01, outstanding.



--------------------------------------------------------------------------------

                              EQUITRAC CORPORATION

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheets
                  as of May 31, 1997
                  and February 28, 1997                                     2

                  Condensed Statements of Income
                  for the three months ended
                  May 31, 1997 and 1996                                     3

                  Condensed Statement of
                  Stockholders' Equity for the
                  three months ended May 31, 1997                           4

                  Condensed Statements of Cash Flows
                  for the three months ended
                  May 31, 1997 and 1996                                     5

                  Notes to Condensed Financial Statements                   6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                9


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                                 13

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              EQUITRAC CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                                          MAY 31,       FEBRUARY 28,
                                                                           1997            1997
                                                                          -------       ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                             $  3,645       $  4,755
   Investment securities                                                    3,938          4,817
   Accounts receivable, net of allowances of $650 and $550 at
     May 31, and February 28, respectively                                  7,234          6,117
   Inventories                                                              2,388          2,483
   Deferred income taxes                                                      584            581
   Other current assets                                                       347            313
                                                                         --------       --------
         Total current assets                                              18,136         19,066

Investment securities                                                       1,783          1,330
Property and equipment, net                                                 6,323          6,317
Intangible assets, net                                                      3,959          3,378
Deferred income taxes                                                         365            397
Other assets                                                                  203            194
                                                                         --------       --------
         Total assets                                                    $ 30,769       $ 30,682
                                                                         ========       ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $    767       $  1,095
   Accrued expenses and other current liabilities                           3,584          3,930
   Unearned income                                                          1,073            882
                                                                         --------       --------
         Total current liabilities                                          5,424          5,907
                                                                         --------       --------
         Total liabilities                                                  5,424          5,907
                                                                         --------       --------
Stockholders' equity:
   Common stock, $.01 par value; 15,000,000 shares
     authorized; 3,829,300 and 3,800,300 shares issued
     at May 31, and February 28, respectively                                  38             38
Additional paid-in capital                                                 10,901         10,741
Retained earnings                                                          16,378         15,672
Cumulative translation adjustment                                             (20)           (23)
Unrealized loss on investment securities, net of tax                           (5)            --
Treasury stock, at cost (355,800 and 330,800 shares at May 31,
     and February 28, respectively)                                        (1,947)        (1,653)
                                                                         --------       --------
         Total stockholders' equity                                        25,345         24,775
                                                                         --------       --------
              Total liabilities and stockholders' equity                 $ 30,769       $ 30,682
                                                                         ========       ========

                             See accompanying notes.

                              EQUITRAC CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (in thousands, except earnings per share)

                                                         THREE MONTHS ENDED
                                                                MAY 31,
                                                         ------------------
                                                          1997         1996
                                                         -----         ----
Revenues:
   Sales                                                $ 5,240      $ 3,965
   Service and support                                    3,902        3,110
   Rental                                                 2,588        2,588
                                                        -------      -------
       Total revenues                                    11,730        9,663
                                                        -------      -------
Expenses:
   Cost of revenues                                       4,739        3,554
   Product development                                      773          432
   Selling expenses                                       1,725        1,568
   General and administrative                             3,488        3,297
                                                        -------      -------
        Total expenses                                   10,725        8,851
                                                        -------      -------
           Operating income                               1,005          812
Interest income                                             134          126
                                                        -------      -------
           Income before income taxes                     1,139          938
Income taxes                                                433          364
                                                        -------      -------
           Net income                                   $   706      $   574
                                                        =======      =======

Earnings per share                                      $  0.19      $  0.16
                                                        =======      =======

Weighted average common and common equivalent
   shares used in per share calculation                   3,700        3,516
                                                        =======      =======







                             See accompanying notes.

                              EQUITRAC CORPORATION

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                     (in thousands, except number of shares)


                                                 COMMON                            UNREALIZED
                                               STOCK AND                            LOSS ON
                                               ADDITIONAL             CUMULATIVE   INVESTMENT                   TOTAL
                                    COMMON      PAID-IN   RETAINED    TRANSLATION  SECURITIES,   TREASURY    STOCKHOLDERS'
                                    SHARES      CAPITAL   EARNINGS    ADJUSTMENT   NET OF TAX     STOCK         EQUITY
                                    ------      -------   --------    -----------  -----------   --------    -------------
Balance, February 28, 1997        3,800,300   $  10,779   $  15,672   $     (23)   $      --    $  (1,653)   $  24,775

Purchase of Treasury
Stock
   25,000 Shares                         --          --          --          --           --         (294)        (294)

Unrealized loss on marketable
   securities, net of tax                --          --          --          --           (5)          --           (5)

Translation Adjustment                   --          --          --           3           --           --            3

Exercise of employee
   stock options                     29,000         160          --          --           --           --          160

Net income for the three months
   ended May 31, 1997                    --          --         706          --           --           --          706
                                  ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance, May 31, 1997             3,829,300   $  10,939   $  16,378   $     (20)   $      (5)   $  (1,947)   $  25,345
                                  =========   =========   =========   =========    =========    =========    =========







                             See accompanying notes.

                              EQUITRAC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                                           THREE MONTHS ENDED
                                                                                 MAY 31,
                                                                         ---------------------
                                                                           1997          1996
                                                                         -------       -------
Cash flows from operating activities:
   Net income                                                            $   706       $   574
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                            714           628
     Amortization                                                            338           276
     Provision for doubtful accounts                                         100            --
     Change in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                (846)       (1,504)
         Inventories                                                         121          (315)
         Other current assets                                                 (6)          (49)
         Other assets                                                         (9)          (10)
       Increase (decrease) in:
         Accounts payable                                                   (473)          131
         Accrued expenses                                                   (345)         (184)
         Unearned income                                                      69           271
                                                                         -------       -------
           Net cash provided by (used in) operating activities               369          (182)
                                                                         -------       -------
Cash flows from investing activities:
   Purchases of property and equipment                                      (713)         (688)
   Acquisitions, principally intangible assets                            (1,053)       (1,834)
   Sales and maturities of investment securities                           1,278           544
   Purchases of investment securities                                       (860)         (771)
   Decrease in restricted cash                                                --         1,450
                                                                         -------       -------
           Net cash used in investing activities                          (1,348)       (1,299)
                                                                         -------       -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                    160            15
   Purchase of treasury stock                                               (294)           --
                                                                         -------       -------

           Net cash (used in) provided by financing activities              (134)           15
                                                                         -------       -------
Exchange rate effect on cash                                                   3             4
                                                                         -------       -------
Net decrease in cash and cash equivalents                                 (1,110)       (1,462)
Cash and cash equivalents at beginning of period                           4,755         3,581
                                                                         -------       -------
Cash and cash equivalents at end of period                               $ 3,645       $ 2,119
                                                                         =======       =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                          $   613       $   550



Non-cash investing and financing activities during the three months ended
May 31, 1996 included the assumption of a $611,000 liability to fulfill service contracts in connection with the Infortext Acquisition.


                             See accompanying notes.

                              EQUITRAC CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the Securities and Exchange Commission.

2. USE OF ESTIMATES

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

4. CASH AND CASH EQUIVALENTS

     All investments in highly liquid marketable securities with a maturity of three months or less at the time of purchase are classified as cash equivalents.

5. INVESTMENT SECURITIES

     The Company's investment securities consist primarily of municipal bonds, U.S. Treasury obligations and investment grade corporate bonds with maturities ranging from one to twenty-one years. These investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses included in stockholders' equity. Interest income is recognized when earned.

6. INVENTORIES

     Inventories comprised primarily of system components, parts and supplies are carried at the lower of weighted average cost or market. The weighted average cost of inventories approximates the "first in-first out" (FIFO) method.

7. PROPERTY AND EQUIPMENT

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

8. PRODUCT DEVELOPMENT COSTS

     Product development costs are expensed as incurred.

9. FOREIGN CURRENCY TRANSLATION

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

10. EARNINGS PER SHARE

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

11. ACQUISITIONS

     In March 1996, the Company acquired the cost recovery customer base of ISI Infortext, Inc. (ISI). Pursuant to the acquisition agreement, additional purchase price consideration of $625,000 was paid to ISI in March 1997. The Company also repurchased 25,000 shares of Equitrac common stock from ISI at the fair market value of the shares at the time of repurchase.

     Intangible assets recorded in connection with acquisitions represent costs allocated to specifically identifiable intangible assets and the excess of cost over the fair value of tangible and identifiable intangible assets arising from acquisitions ("goodwill"). The costs of all identifiable intangible assets and goodwill are amortized on a straight-line basis over their respective estimated useful lives, ranging from three to seven years.

12. CONTINGENCIES

     The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material adverse effect on the Company's financial positions or results of operations.

13. RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with current year presentation.

14. SUBSEQUENT EVENT

     In June 1997, the Company entered into employment agreements with two of its officers. The term of each agreement expires February 29, 2000. Pursuant to the agreements, the Company is obligated to pay each of these officers an annual salary of $340,000, subject to cost-of-living increases. The Company is also obligated to pay each of these officers post-retirement payments of $100,000 per year for a period of 10 years after each reaches age 58 1/2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues are derived from three principal sources: (1) sales of new systems, upgrades and add-ons of equipment or software; (2) monthly revenues from service and software support agreements and (3) monthly revenues from leases of its systems. The Company offers its customers the option of purchasing a system or leasing a system pursuant to an operating lease (the term of which is typically 36 months or longer), which includes all service and software support. The Company offers its purchase customers service and software support agreements (the terms of which are typically for 36 months or longer). Systems that are not purchased in conjunction with a service agreement are serviced by the Company on a time-and-materials basis. The Company's computer service division offers its customers service agreements (the terms of which are typically for 12 months) and also provides service on a time-and-materials basis.

     The following table sets forth, for the periods presented, selected items from the Condensed Statements of Income as a percentage of total revenues.

                                           PERCENTAGE OF TOTAL REVENUES
                                             FOR THE THREE MONTHS ENDED
                                                     MAY 31,
                                           ----------------------------
                                                 1997        1996
                                                -----       -----
Revenues:
     Sales                                       44.7%       41.0%
     Service and support                         33.2        32.2
     Rental                                      22.1        26.8
                                                -----       -----
         Total revenues                         100.0       100.0
                                                -----       -----
Expenses:
     Cost of revenues                            40.4        36.8
     Product development                          6.6         4.5
     Selling expenses                            14.7        16.2
     General and administrative                  29.7        34.1
                                                -----       -----
         Total expenses                          91.4        91.6
                                                -----       -----
Operating income                                  8.6         8.4
Interest income                                   1.2         1.3
                                                -----       -----
         Income before income taxes               9.8         9.7

Income taxes                                      3.7         3.8
                                                -----       -----
         Net income                               6.1%        5.9%
                                                =====       =====

REVENUES

     Total revenues for the quarter ended May 31, 1997 increased 21% to $11,730,000 from $9,663,000 in the same quarter last fiscal year. The Company's total revenues increased as a result of increases in sales revenues and service and support revenues. System sales revenues were comprised primarily of revenues from sales of new systems to existing and acquired customers and, to a lesser extent, from sales of systems to new customers and sales of add-on equipment to existing customers. Service and support revenues and rental revenues were comprised primarily of recurring revenues from existing and acquired service and lease agreements.

     SALES REVENUES. Sales revenues for the quarter ended May 31, 1997 increased 32% to $5,240,000 from $3,965,000 in the same quarter last fiscal year. This increase resulted primarily from incremental revenues derived from customers acquired in the Infortext acquisition and an increase in computer equipment resale revenues from the ECS division. Sales revenues derived from customers acquired in the Infortext acquisition for the quarter ended May 31, 1997 increased to $856,000 from $357,000 in the same quarter of last fiscal year. ECS computer equipment resale revenues increased to $726,000 for the quarter ended May 31, 1997 from $232,000 in the same quarter of last fiscal year.

     SERVICE AND SUPPORT REVENUES. Service and support revenues for the quarter ended May 31, 1997 increased 25% to $3,902,000 from $3,110,000 in the same quarter last fiscal year. This increase resulted primarily from an increase in service and support revenues in the Company's previously existing cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues from the Company's previously existing cost recovery divisions increased 15% to $2,961,000 for the quarter ended May 31, 1997 from $2,574,000 in the same quarter of last fiscal year. ECS service and support revenues increased to $528,000 for the quarter ended May 31, 1997 from $148,000 in the same quarter of the last fiscal year, primarily as a result of signing an agreement with IDEA Corporation to provide on-site warranty maintenance service on equipment manufactured and sold by IDEA in the United States and Canada.

     RENTAL REVENUES. Rental revenues were $2,588,000 for the quarters ended May 31, 1997 and 1996. As a percentage of total revenues, rental revenues were 22% for the quarter ended May 31, 1997 compared to 27% in the same quarter last fiscal year. Management anticipates that rental revenues will decline in future periods as customer rental contracts expire and customers elect to purchase new systems and related service contracts rather than enter into new lease agreements.

EXPENSES

     COST OF REVENUES. Cost of revenues is comprised primarily of (i) payroll and other expenses related to the Company's manufacturing, customer support and service personnel, (ii) the cost of hardware and other system components associated with system sales and service and (iii) depreciation of system rental and service units. Cost of revenues for the quarter ended May 31, 1997 increased to $4,739,000 from $3,554,000 in the same quarter last fiscal year, primarily as a result of increased revenues. Cost of revenues as a percentage of total revenues was 40% for the quarter ended May 31, 1997 compared to 37% in the same quarter last fiscal year. This increase in cost of revenues resulted primarily from (i) the higher cost of revenues in the Company's ECS division than in the cost recovery divisions of the Company and (ii) the higher cost of revenues in the Company's Infortext Group division compared to the Company's existing cost recovery divisions. Management anticipates that the cost of revenues may increase in future periods, as the Company expands it ECS division into new geographical territories and to the extent that the ECS division contributes a higher percentage of the Company's revenues.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses for the quarter ended May 31, 1997 increased to $773,000 from $432,000 in the same quarter last fiscal year. Product development expenses as a percentage of total revenues was 6.6% for the quarter ended May 31, 1997 compared to 4.5% for the same quarter last fiscal year. Current development efforts are focused on enhancing and expanding the Equitrac and Infortext cost recovery product lines as well as developing several new products. Products under development during these periods include (i) Equitrac's Professional Internet Client(TM) (E.P.I.C.), a full-featured Internet browser designed to control Internet access and track on-line research and e-mail for billing and management purposes, (ii) TelemeTrac(TM), a product which collects and consolidateS photocopier meter totals remotely through cellular telephone networks, (iii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department and (iv) OneTrac(TM), an inexpensive copy and fax control product line developed for resale through both the Equitrac direct sales force and through copier dealers. Management anticipates deriving revenues from these products during the second half of fiscal 1998. The Company does not capitalize any of its software product development costs since software development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly, product development expenses for each period include all hardware and software development costs incurred during the period. Management anticipates that product development costs will increase during fiscal 1998 compared to respective periods last fiscal year, as the projects under development are completed and the Company invests in the development of additional products.

     SELLING EXPENSES. Selling expenses for the quarter ended May 31, 1997 increased 10% to $1,725,000 from $1,568,000 last fiscal year, primarily as a result of increased revenues. Selling expenses as a percentage of total revenues was 15% for the quarter ended May 31, 1997 compared to 16% for the same quarter last fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended May 31, 1997 increased 6% to $3,488,000 from $3,297,000 in the same quarter last fiscal year. General and administrative expenses as a percentage of total revenues was 30% for the quarter ended May 31, 1997 compared to 34% in the same quarter last fiscal year. The decrease in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues without adding a commensurate level of support and administrative positions.

     INTEREST INCOME. The Company's interest income increased to $134,000 during the quarter ended May 31, 1997 from $126,000 during the same quarter last fiscal year.

     INCOME TAXES. The Company's effective income tax rate was 38% for the quarter ended May 31, 1997 compared to 39% in the same quarter last fiscal year. The decrease in the Company's effective tax rate resulted primarily from the increase in the Company's research and development tax credit due to the increase in product development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company's cash and cash equivalents and investment securities decreased to $9,366,000 at May 31, 1997 from $10,902,000 at February 28, 1997. This decrease in cash and cash equivalents and investment securities resulted primarily from payment of acquisition obligations. Other significant uses of cash included a payment to the IRS, as a result of a settlement of prior year income taxes, the liability for which had been accrued in prior years.

     In April 1997, the Board of Directors authorized the Company to spend an additional $2,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through May 31, 1997, the Company repurchased 355,800 shares of its outstanding common stock at an aggregate purchase price of $1,947,000. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

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

PART II       OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

              A.  Exhibits

                    10.1(e) Employment Agreement, dated as of June 12, 1997
                            between the Company and John T. Kane

                    10.1(f) Employment Agreement, dated as of June 12, 1997
                            between the Company and George P. Wilson

                    11.     Statement of Computation of Earnings per Share

              B.  Reports on Form 8-K

                  None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.


                                    EQUITRAC CORPORATION



Date: July 14, 1997                  By: /s/ GEORGE P. WILSON
                                         -----------------------------------
                                         George P. Wilson
                                         President and Chief
                                         Executive Officer



Date: July 14, 1997                  By: /s/ SCOTT J. MODIST
                                         -----------------------------------
                                         Scott J. Modist
                                         Vice President - Finance, Treasurer
                                         and Chief Financial Officer