Form 10-Q
period 1997-08-31
EQUITRAC CORPORATION
filed 1997-10-15
CIK 886761

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________  to ____________________

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

     As of October 2, 1997, there were 3,495,600 shares of the Registrant's common stock, par value $.01, outstanding.



--------------------------------------------------------------------------------

                              EQUITRAC CORPORATION

                                      INDEX

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheets
                  as of August 31, 1997
                  and February 28, 1997                                    2

                  Condensed Statements of Income
                  for the three months and six months
                  ended August 31, 1997 and 1996                           3

                  Condensed Statement of
                  Stockholders' Equity for the
                  six months ended August 31, 1997                         4

                  Condensed Statements of Cash Flows
                  for the six months ended
                  August 31, 1997 and 1996                                 5

                  Notes to Condensed Financial Statements                  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               9

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                                13

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                              EQUITRAC CORPORATION

                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                          (Unaudited)
                                                                            AUGUST 31,    FEBRUARY 28,
                                                                              1997           1997
                                                                          ------------    ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                             $  4,401       $  4,755
      Investment securities                                                    3,899          4,817
      Accounts receivable, net of allowances of $650 and $550 at
          August 31, and February 28, respectively                             7,152          6,117
      Inventories                                                              2,174          2,483
      Deferred income taxes                                                      578            581
      Other current assets                                                       280            313
                                                                            --------       --------
             Total current assets                                             18,484         19,066

      Investment securities                                                    2,417          1,330
      Property and equipment, net                                              6,286          6,317
      Intangible assets, net                                                   3,680          3,378
      Deferred income taxes                                                      397            397
      Other assets                                                               193            194
                                                                            --------       --------
             Total assets                                                   $ 31,457       $ 30,682
                                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                      $  1,130       $  1,095
      Accrued expenses and other current liabilities                           3,048          3,930
      Unearned income                                                          1,069            882
                                                                            --------       --------
             Total current liabilities                                         5,247          5,907
                                                                            --------       --------

Stockholders' equity:
    Common stock, $.01 par value; 15,000,000 shares
       authorized, 3,848,600 and 3,800,300 shares issued
       at August 31, and February 28, respectively                                38             38
    Additional paid-in capital                                                11,032         10,741
    Retained earnings                                                         17,112         15,672
    Cumulative translation adjustment                                            (31)           (23)
    Unrealized gain on investment securities, net of tax                           6             --
    Treasury stock, at cost (355,800 and 330,800 shares at
       August 31, and February 28, respectively)                              (1,947)        (1,653)
                                                                            --------       --------
             Total stockholders' equity                                       26,210         24,775
                                                                            --------       --------
                 Total liabilities and stockholders' equity                 $ 31,457       $ 30,682
                                                                            ========       ========


                             See accompanying notes.

                              EQUITRAC CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (in thousands, except earnings per share)


                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        AUGUST 31,                AUGUST 31,
                                                  --------------------      --------------------
                                                    1997         1996         1997         1996
                                                  -------      -------      -------      -------
Revenues:
       Sales                                      $ 5,728      $ 4,445      $10,968      $ 8,410
       Service and support                          4,034        3,224        7,936        6,334
       Rental                                       2,607        2,625        5,195        5,213
                                                  -------      -------      -------      -------
            Total revenues                         12,369       10,294       24,099       19,957
                                                  -------      -------      -------      -------

Expenses:
       Cost of revenues                             5,103        3,775        9,842        7,329
       Product development                            708          528        1,481          960
       Selling expenses                             1,768        1,602        3,493        3,170
       General and administrative                   3,733        3,434        7,221        6,731
                                                  -------      -------      -------      -------
            Total expenses                         11,312        9,339       22,037       18,190
                                                  -------      -------      -------      -------

            Operating income                        1,057          955        2,062        1,767

Interest income                                       136          108          270          234
                                                  -------      -------      -------      -------
            Income before income taxes              1,193        1,063        2,332        2,001

Income taxes                                          459          412          892          776
                                                  -------      -------      -------      -------
            Net income                            $   734      $   651      $ 1,440      $ 1,225
                                                  =======      =======      =======      =======

Earnings per share                                $  0.20      $  0.18      $  0.39      $  0.35
                                                  =======      =======      =======      =======

Weighted average common and common equivalent
    shares used in per share calculation            3,728        3,556        3,708        3,535
                                                  =======      =======      =======      =======




                             See accompanying notes.

                              EQUITRAC CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                     (in thousands, except number of shares)

                                                     COMMON                                  UNREALIZED
                                                    STOCK AND                                 GAIN ON
                                                   ADDITIONAL                 CUMULATIVE     INVESTMENT                    TOTAL
                                     COMMON         PAID-IN      RETAINED     TRANSLATION    SECURITIES,   TREASURY    STOCKHOLDERS'
                                     SHARES         CAPITAL      EARNINGS     ADJUSTMENT     NET OF TAX     STOCK         EQUITY
                                   ----------     ----------    ----------    ----------     ----------   ----------   -------------
Balance, February 28, 1997          3,800,300     $   10,779    $   15,672    $      (23)    $       --   $   (1,653)   $   24,775


Purchase of Treasury Stock
   25,000 Shares                           --             --            --            --             --         (294)         (294)

Unrealized gain on marketable
   securities, net of tax                  --             --            --            --              6           --             6

Translation Adjustment                     --             --            --            (8)            --           --            (8)

Exercise of employee
   stock options                       48,300            291            --            --             --           --           291

Net income for the six months
   ended August 31, 1997                   --             --         1,440            --             --           --         1,440
                                   ----------     ----------    ----------    ----------     ----------   ----------    ----------
Balance, August 31, 1997            3,848,600     $   11,070    $   17,112    $      (31)    $        6   $   (1,947)   $   26,210
                                   ==========     ==========    ==========    ==========     ==========   ==========    ==========







                             See accompanying notes.

                              EQUITRAC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                          SIX MONTHS ENDED
                                                                              AUGUST 31,
                                                                        ---------------------
                                                                          1997          1996
                                                                        -------       -------
Cash flows from operating activities:
      Net income                                                        $ 1,440       $ 1,225
      Adjustments to reconcile net income to
          net cash provided by operating activities:
      Depreciation                                                        1,431         1,213
      Amortization                                                          615           551
      Provision for doubtful accounts                                       100            50
      Change in assets and liabilities:
           (Increase) decrease in:
             Accounts receivable                                           (764)       (1,716)
             Inventories                                                    335          (400)
             Other current assets                                            62            76
             Other assets                                                     1           (13)
           Increase (decrease) in:
             Accounts payable                                              (142)         (138)
             Accrued expenses                                              (882)          (81)
             Unearned income                                                 65           300
                                                                        -------       -------
               Net cash provided by operating activities                  2,261         1,067
                                                                        -------       -------
Cash flows from investing activities:
      Purchases of property and equipment                                (1,393)       (1,293)
      Acquisitions, principally intangible assets                        (1,053)       (1,834)
      Sales and maturities of investment securities                       1,892         1,102
      Purchases of investment securities                                 (2,050)         (998)
      Decrease in restricted cash                                            --         1,450
                                                                        -------       -------

               Net cash used in investing activities                     (2,604)       (1,573)
                                                                        -------       -------

Cash flows from financing activities:
      Repayment of acquisition obligations                                   --           (30)
      Proceeds from issuance of common stock                                291            40
      Purchase of treasury stock                                           (294)           --
                                                                        -------       -------
               Net cash (used in) provided by financing activities           (3)           10
                                                                        -------       -------
      Exchange rate effect on cash                                           (8)            6
                                                                        -------       -------
      Net decrease in cash and cash equivalents                            (354)         (490)
      Cash and cash equivalents at beginning of period                    4,755         3,581
                                                                        -------       -------
      Cash and cash equivalents at end of period                        $ 4,401       $ 3,091
                                                                        =======       =======

      Supplemental disclosure of cash flow information:
             Cash paid during the period for income taxes               $ 1,718       $ 1,240




Non-cash investing and financing activities during the six months ended August 31, 1996 included the assumption of a $611,000 liability to fulfill service contracts in connection with the Infortext Acquisition.



                             See accompanying notes.

                              EQUITRAC CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the six months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the Securities and Exchange Commission.

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

 5.  INVESTMENT SECURITIES

         The Company's investment securities consist primarily of municipal bonds, U.S. Treasury obligations and investment grade corporate bonds with maturities ranging from one to twenty-two years. These investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses included in stockholders' equity.
     Interest income is recognized when earned.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues are derived from three principal sources: (1) sales of new systems, upgrades and add-ons of equipment or software; (2) monthly revenues from service and software support agreements and (3) monthly revenues from leases of its systems. The Company offers its customers the option of purchasing a system or leasing a system pursuant to an operating lease (the term of which is typically 36 months or longer), which includes all service and software support. The Company offers its purchase customers service and software support agreements (the terms of which are typically for 36 months or longer). Systems that are not purchased in conjunction with a service contract are serviced by the Company on a time-and-materials basis. The Company's computer service division offers its customers service agreements (the terms of which are typically for 12 months) and also provides service on a time-and-materials basis.

     The following table sets forth, for the periods presented, selected items from the Condensed Statements of Income as a percentage of total revenues.


                                                    PERCENTAGE OF TOTAL REVENUES FOR
                                             -------------------------------------------
                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  AUGUST 31,              AUGUST 31,
                                             -------------------     -------------------
                                               1997        1996        1997        1996
                                             -------     -------     -------     -------
Revenues:
       Sales                                    46.3%       43.2%       45.5%       42.2%
       Service and support                      32.6        31.3        32.9        31.7
       Rental                                   21.1        25.5        21.6        26.1
                                             -------     -------     -------     -------
             Total revenues                    100.0       100.0       100.0       100.0
                                             -------     -------     -------     -------
Expenses:
       Cost of revenues                         41.3        36.7        40.8        36.7
       Product development                       5.7         5.1         6.2         4.8
       Selling expenses                         14.3        15.5        14.5        15.9
       General and administrative               30.2        33.4        30.0        33.7
                                             -------     -------     -------     -------
             Total expenses                     91.5        90.7        91.5        91.1
                                             -------     -------     -------     -------
             Operating income                    8.5         9.3         8.5         8.9

       Interest income                           1.1         1.0         1.1         1.1
                                             -------     -------     -------     -------

             Income before income taxes          9.6        10.3         9.6        10.0

       Income taxes                              3.7         4.0         3.7         3.9
                                             -------     -------     -------     -------

             Net income                          5.9%        6.3%        5.9%        6.1%
                                             =======     =======     =======     =======


REVENUES

     Total revenues for the second quarter ended August 31, 1997 increased 20% to $12,369,000 from $10,294,000 in the same quarter last fiscal year. For the six months ended August 31, 1997, total revenues were $24,099,000, an increase of 21% over revenues of $19,957,000 recorded in the same six month period in the prior fiscal year. The Company's total revenues increased primarily as a result of increases in sales revenues and service and support revenues. System sales revenues were comprised primarily of revenues from sales of new systems to existing customers and, to a lesser extent, from sales of new systems to new customers and from sales of add-on equipment to existing customers. Service and support revenues and rental revenues were comprised primarily of recurring revenues from existing maintenance and lease agreements.

     SALES REVENUES. Sales revenues for the quarter ended August 31, 1997 increased 29% to $5,728,000 from $4,445,000 in the same quarter last fiscal year. Sales revenues for the six months ended August 31, 1997 increased 30% to $10,968,000 from $8,410,000 in the same six month period last fiscal year. The increase resulted primarily from an increase in computer equipment resale revenues from the ECS division due to increased market presence and an increase in sales of systems manufactured by the Company. Sales revenues for the quarter and six months ended August 31, 1997, included $843,000 and $1,569,000 of ECS computer equipment resale revenues. The remaining increases resulted from an increase in volume of sales of new systems to existing customers.

     SERVICE AND SUPPORT REVENUES. Service and support revenues for the quarter ended August 31, 1997 increased 25% to $4,034,000 from $3,224,000 in the same quarter last fiscal year. Service and support revenues for the six months ended August 31, 1997 increased 25% to $7,936,000 from $6,334,000 in the same six month period last fiscal year. This increase resulted primarily from an increase in service contracts in the Company's cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues from the Company's cost recovery divisions increased 16% for the quarter and year ended August 31, 1997. Service and support revenues generated by the Company's computer service division increased to $493,000 and $1,021,000 during the quarter and six months ended August 31, 1997, respectively from $215,000 and $363,000 in the same quarter and six month period last fiscal year.

     RENTAL REVENUE. Rental revenues for the quarter ended August 31, 1997 decreased to $2,607,000 from $2,625,000 in the same quarter last fiscal year. Rental revenues for the six months ended August 31, 1997 decreased to $5,195,000 from $5,213,000 in the same six month period last fiscal year. The decrease in rental revenues resulted from the migration of customers who previously leased systems to purchases of new systems with related service contracts, as their rental contracts expired. Management anticipates that rental revenue will decline in future periods as this trend continues.

EXPENSES

     COST OF REVENUES. Cost of revenues is comprised primarily of (i) payroll and other expenses related to the Company's manufacturing, customer support and service personnel, (ii) the cost of hardware and other system components associated with system sales and service, and (iii) depreciation of system rental and service units. Cost of revenues for the quarter ended August 31, 1997 increased to $5,103,000, or 41.3% of total revenues, from $3,775,000, or 36.7% of total revenues, in the same quarter last fiscal year. Cost of revenues for the six months ended August 31, 1997 increased to $9,842,000, or 40.8% of total revenues, from $7,329,000, or 36.7% of total revenues in the same six month period last fiscal year. This increase in the cost of revenues as a percentage of total revenues is primarily attributable lower gross margins in the Company's ECS division compared to the Company's cost recovery divisions. Management anticipates that the cost of revenues as a percentage of total revenues may increase in future periods, as the Company expands its ECS division into new geographical territories and to the extent that the ECS division contributes a higher percentage of the Company's revenues.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses for the quarter ended August 31, 1997 increased to $708,000, or 5.7% of total revenues from $528,000, or 5.1% of total revenues, in the same quarter last fiscal year. Product development expenses for the six months ended August 31, 1997 increased to $1,481,000, or 6.2% of total revenues, from $960,000, or 4.8% of total revenues, in the same six month period last fiscal year. Current development efforts are focused on enhancing and expanding the Equitrac and Infortext cost recovery product lines as well as developing several new products. Products under development during these periods include (i) Equitrac's Professional Internet Client(TM) (E.P.I.C.), a full-featured Internet browser designed to control Internet access and track on-line research and e-mail for billing and management purposes, (ii) TelemeTrac(TM), a product which collects and consolidates photocopier meter totals remotely through cellular telephone networks, (iii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department and
(iv) OneTrac(TM), an inexpensive copy and fax control product line developed for resale through both the Equitrac direct sales force and through copier dealers. Management anticipates deriving revenues from these products beginning in the second half of fiscal 1998 and to a greater extent in fiscal 1999. The Company does not capitalize any of its software product development costs since software development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly, product development expenses for each period include all hardware and software development costs incurred during the period. Management anticipates that product development costs will increase during fiscal 1998 compared to respective periods last fiscal year, as the projects under development are completed and the Company invests in the development of additional products.

     SELLING EXPENSES. Selling expenses for the quarter ended August 31, 1997 increased to $1,768,000, or 14.3% of total revenues, from $1,602,000, or 15.5% of total revenues, in the same quarter last fiscal year. Selling expenses for the six months ended August 31, 1997 increased to $3,493,000, or 14.5% of total revenues, from $3,170,000, or 15.9% of total revenues, in the same six month period last fiscal year. These decreases in selling expenses as a percentage of revenues resulted primarily from incremental revenues derived per sales representative during the quarter and six months ended August 31, 1997 compared to the same quarter and six month period last fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended August 31, 1997 increased to $3,733,000, or 30.2% of total revenues, from $3,434,000, or 33.4% of total revenues, in the same quarter last fiscal year. General and administrative expenses for the six months ended August 31, 1997 increased to $7,221,000, or 30.0% of total revenues, from $6,731,000, or 33.7% of total revenues, in the same six month period last fiscal year. These declines in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through internal sales growth without adding a commensurate level of support and administrative positions.

     INTEREST INCOME. The Company's interest income increased to $136,000 during the quarter ended August 31, 1997 from $108,000 during the same quarter last fiscal year. Interest income for the six months ended August 31, 1997 increased to $270,000 from $234,000 in the same six month period last fiscal year.

     INCOME TAXES. The Company's effective income tax rate was 38% for the quarter and six months ended August 31, 1997, compared to 39% in the same quarter and six month period last fiscal year. The decrease in the Company's effective tax rate resulted primarily from the increase in the Company's research and development tax credit due to the increase in product development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company's cash and cash equivalents and investment securities decreased to $10,717,000 at August 31, 1997 from $10,902,000 at February 28, 1997. This decrease in cash and cash equivalents and investment securities resulted primarily from payment of acquisition obligations. Other significant uses of cash included the purchase of property and equipment and a payment to the IRS, as a result of a settlement of prior year income taxes, the liability for which had been accrued in prior years.

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

             Form 8-K for the month of August, 1997.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.

                                         EQUITRAC CORPORATION


Date:    October 14, 1997                By: /s/ GEORGE P. WILSON
                                             --------------------
                                             George P. Wilson
                                             President and Chief
                                             Executive Officer



Date:    October 14, 1997                By: /s/ SCOTT J. MODIST
                                             -------------------
                                             Scott J. Modist
                                             Vice President - Finance, Treasurer
                                             and Chief Financial Officer