Form 10-Q
period 1997-11-30
EQUITRAC CORPORATION
filed 1998-01-15
CIK 886761

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended November 30, 1997.


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from __________________ to _________________


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

     As of January 9, 1998, there were 3,487,300 shares of the Registrant's common stock, par value $.01, outstanding.



--------------------------------------------------------------------------------

                              EQUITRAC CORPORATION

                                      INDEX

                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets
           as of November 30, 1997
           and February 28, 1997                                        2

           Condensed Statements of Income
           for the three months and nine months
           ended November 30, 1997 and 1996                             3

           Condensed Statement of
           Stockholders' Equity for the
           nine months ended November 30, 1997                          4

           Condensed Statements of Cash Flows
           for the nine months ended
           November 30, 1997 and 1996                                   5

           Notes to Condensed Financial Statements                      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   9

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                             14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EQUITRAC CORPORATION

                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        (Unaudited)
                                                                         NOVEMBER 30,      FEBRUARY 28,
                                                                             1997              1997
                                                                        -------------      -------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                           $  4,125           $  4,755
      Investment securities                                                  5,128              4,817
      Accounts receivable, net of allowances of $600 and $550 at
          November 30, and February 28, respectively                         8,104              6,117
      Inventories                                                            2,052              2,483
      Deferred income taxes                                                    571                581
      Other current assets                                                     392                313
                                                                          --------           --------
             Total current assets                                           20,372             19,066

      Investment securities                                                  2,483              1,330
      Property and equipment, net                                            6,204              6,317
      Intangible assets, net                                                 3,367              3,378
      Deferred income taxes                                                    397                397
      Other assets                                                             188                194
                                                                          --------           --------
             Total assets                                                 $ 33,011           $ 30,682
                                                                          ========           ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                    $    747           $  1,095
      Accrued expenses and other current liabilities                         4,018              3,930
      Unearned income                                                        1,445                882
                                                                          --------           --------
             Total current liabilities                                       6,210              5,907
                                                                          --------           --------

Stockholders' equity:
      Common stock, $.01 par value; 15,000,000 shares
        authorized; 3,858,100 and 3,800,300 shares issued
        at November 30, and February 28, respectively                           39                 38
      Additional paid-in capital                                            11,066             10,741
      Retained earnings                                                     17,927             15,672
      Cumulative translation adjustment                                        (59)               (23)
      Unrealized gain on investment securities, net of tax                      15                 --
      Treasury stock, at cost (370,800 and 330,800 shares at
        November 30, and February 28, respectively)                         (2,187)            (1,653)
                                                                          --------           --------
             Total stockholders' equity                                     26,801             24,775
                                                                          --------           --------
                 Total liabilities and stockholders' equity               $ 33,011           $ 30,682
                                                                          ========           ========



                             See accompanying notes.

                              EQUITRAC CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (in thousands, except earnings per share)



                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         NOVEMBER 30,                     NOVEMBER 30,
                                                 ---------------------------      -----------------------
                                                     1997           1996              1997         1996
                                                 -----------    ------------      -----------    --------
Revenues:
       Sales                                     $    5,512      $    4,574       $   16,480     $12,984
       Service and support                            4,306           3,450           12,242       9,784
       Rental                                         2,626           2,575            7,821       7,788
                                                 -----------    ------------      -----------    --------
            Total revenues                           12,444          10,599           36,543      30,556
                                                 -----------    ------------      -----------    --------

Expenses:
       Cost of revenues                               5,223           4,036           15,065      11,365
       Product development                              669             574            2,150       1,534
       Selling expenses                               1,697           1,696            5,190       4,866
       General and administrative                     3,705           3,341           10,926      10,072
                                                 -----------    ------------      -----------    --------
            Total expenses                           11,294           9,647           33,331      27,837
                                                 -----------    ------------      -----------    --------
            Operating income                          1,150             952            3,212       2,719

Interest income                                         165             125              435         359
                                                 -----------    ------------      -----------    --------
            Income before income taxes                1,315           1,077            3,647       3,078

Income taxes                                            500             416            1,392       1,192
                                                 -----------    ------------      -----------    --------
            Net income                           $      815     $       661       $    2,255     $ 1,886
                                                 ===========    ============      ===========    ========
Earnings per share                               $     0.22     $      0.18       $     0.61     $  0.53
                                                 ===========    ============      ===========    ========
Weighted average common and common equivalent
    shares outstanding                                3,779           3,578            3,729       3,541
                                                 ===========    ============      ===========    ========





                             See accompanying notes.

                              EQUITRAC CORPORATION

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                    (in thousands, except number of shares)


                                               Common                                     Unrealized
                                              Stock and                                    Gain on
                                              Additional                  Cumulative      Investment                    Total
                                   Common       Paid-in       Retained    Translation     Securities,    Treasury    Stockholders'
                                   Shares       Capital       Earnings    Adjustment      Net of Tax       Stock        Equity
                                 ---------    ----------     ---------    -----------     ----------    ---------    --------------
Balance, February 28, 1997       3,800,300     $  10,779     $  15,672     $     (23)     $      --     $  (1,653)    $  24,775

Purchase of Treasury Stock
   25,000 shares                        --            --            --            --             --          (534)         (534)

Unrealized gain on marketable
   securities, net of tax               --            --            --            --             15            --            15

Translation Adjustment                  --            --            --           (36)            --            --           (36)

Exercise of employee
   stock options                    57,800           326            --            --             --            --           326

Net income for the nine months
   ended November 30, 1997              --            --         2,255            --             --            --         2,255
                                 ---------     ---------     ---------     ---------      ---------     ---------     ---------

Balance, November 30, 1997       3,858,100     $  11,105     $  17,927     $     (59)     $      15     $  (2,187)    $  26,801
                                 =========     =========     =========     =========      =========     =========     =========



                             See accompanying notes

                              EQUITRAC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                                NINE MONTHS ENDED
                                                                                  NOVEMBER 30,
                                                                           ------------------------
                                                                             1997             1996
                                                                           -------          -------
Cash flows from operating activities:
      Net income                                                           $ 2,255          $ 1,886
      Adjustments to reconcile net income to
          net cash provided by operating activities:
      Depreciation                                                           2,147            1,835
      Amortization                                                             905              808
      Provision for doubtful accounts                                           50               50
      Change in assets and liabilities:
           (Increase) decrease in:
             Accounts receivable                                            (1,681)          (2,007)
             Inventories                                                       456             (437)
             Other current assets                                              (51)             (35)
             Other assets                                                        6              (17)
           Increase (decrease) in:
             Accounts payable                                                 (518)              --
             Accrued expenses                                                   88              (88)
             Unearned income                                                   446              253
                                                                           -------          -------
               Net cash provided by operating activities                     4,103            2,248
                                                                           -------          -------
Cash flows from investing activities:
      Purchases of property and equipment                                   (2,027)          (1,911)
      Acquisitions, principally intangible assets                           (1,023)          (1,834)
      Sales and maturities of investment securities                          2,255            1,348
      Purchases of investment securities                                    (3,694)          (1,709)
      Decrease in restricted cash                                               --            1,450
                                                                           -------          -------
               Net cash used in investing activities                        (4,489)          (2,656)
                                                                           -------          -------
Cash flows from financing activities:
      Repayment of acquisition obligations                                      --              (30)
      Proceeds from issuance of common stock                                   326              135
      Purchase of treasury stock                                              (534)              --
                                                                           -------          -------
               Net cash (used in) provided by financing activities            (208)             105
                                                                           -------          -------
      Exchange rate effect on cash                                             (36)              13
                                                                           -------          -------
      Net decrease in cash and cash equivalents                               (630)            (290)
      Cash and cash equivalents at beginning of period                       4,755            3,581
                                                                           -------          -------
      Cash and cash equivalents at end of period                           $ 4,125          $ 3,291
                                                                           =======          =======
      Supplemental disclosure of cash flow information:
             Cash paid during the period for income taxes                  $ 1,825          $ 1,820





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

                              EQUITRAC CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the nine months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the Securities and Exchange Commission.

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

 11.  ACQUISITIONS

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

     The following table sets forth selected items in the Condensed Statements of Income as a percentage of total revenues.

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      NOVEMBER 30,                  NOVEMBER 30,
                                                ----------------------        ----------------------
                                                  1997           1996           1997            1996
                                                -------        -------        -------        -------
Revenues:
       Sales                                       44.3%          43.2%          45.1%          42.5%
       Service and support                         34.6           32.5           33.5           32.0
       Rental                                      21.1           24.3           21.4           25.5
                                                -------        -------        -------        -------
             Total revenues                       100.0          100.0          100.0          100.0
                                                -------        -------        -------        -------
Expenses:
       Cost of revenues                            42.0           38.1           41.2           37.2
       Product development                          5.4            5.4            5.9            5.0
       Selling expenses                            13.6           16.0           14.2           15.9
       General and administrative                  29.8           31.5           30.0           33.0
                                                -------        -------        -------        -------
             Total expenses                        90.8           91.0           91.3           91.1
                                                -------        -------        -------        -------
             Operating income                       9.2            9.0            8.7            8.9

       Interest income                              1.3            1.1            1.2            1.2
                                                -------        -------        -------        -------
             Income before income taxes            10.5           10.1            9.9           10.1

       Income taxes                                 4.0            3.9            3.8            3.9
                                                -------        -------        -------        -------
             Net income                             6.5%           6.2%           6.1%           6.2%
                                                =======        =======        =======        =======


REVENUES

     Total revenues for the third quarter ended November 30, 1997 increased 17% to $12,444,000 from $10,599,000 in the same quarter last fiscal year. For the nine months ended November 30, 1997, total revenues were $36,543,000, an increase of 20% over revenues of $30,556,000 recorded in the same nine month period in the prior fiscal year. The Company's total revenues increased primarily as a result of increases in sales revenues and service and support revenues. System sales revenues were comprised primarily of revenues from sales of new systems to existing customers and, to a lesser extent, from sales of new systems to new customers and from sales of add-on equipment to existing customers. Service and support revenues and rental revenues were comprised primarily of recurring revenues from existing maintenance and lease agreements.

     SALES REVENUES. Sales revenues for the quarter ended November 30, 1997 increased 21% to $5,512,000 from $4,574,000 in the same quarter last fiscal year. Sales revenues for the nine months ended November 30, 1997 increased 27% to $16,480,000 from $12,984,000 in the same nine month period last fiscal year. This increase resulted primarily from an increase in computer equipment resale revenues from the ECS division due to increased market presence and an increase in sales of systems manufactured by the Company. Sales revenues included equipment resale revenues generated by the ECS division of $813,000 and $2,382,000 during the quarter and nine months ended November 30, 1997, an increase over revenues of $206,000 and $544,000 in the same quarter and nine month period last fiscal year. The remaining increases resulted from an increase in volume of sales of new systems to existing customers and from sales of add-on equipment to existing customers.

     SERVICE AND SUPPORT REVENUES. Service and support revenues for the quarter ended November 30, 1997 increased 25% to $4,306,000 from $3,450,000 in the same quarter last fiscal year. Service and support revenues for the nine months ended November 30, 1997 increased 25% to $12,242,000 from $9,784,000 in the same nine month period last fiscal year. The increase resulted primarily from an increase in service and support revenues generated by the ECS division and an increase in service contracts in the Company's cost recovery divisions. Service and support revenue generated by the ECS division increased to $671,000 and $1,692,000 during the quarter and nine months ended November 30, 1997, respectively from $260,000 and $623,000 in the same quarter and nine month period last fiscal year.

     RENTAL REVENUE. Rental revenues for the quarter ended November 30, 1997 were $2,626,000 compared to $2,575,000 in the same quarter last fiscal year. Rental revenues for the nine months ended November 30, 1997 increased to $7,821,000 from $7,788,000 in the same nine month period last fiscal year.

EXPENSES

     COST OF REVENUES. Cost of revenues is comprised primarily of (i) payroll and other expenses related to the Company's manufacturing, customer support and service personnel, (ii) the cost of hardware and other system components associated with system sales and service and (iii) depreciation of system rental and service units. Cost of revenues for the quarter ended November 30, 1997 increased to $5,223,000, or 42.0% of total revenues, from $4,036,000, or 38.1% of total revenues, in the same quarter last fiscal year. Cost of revenues for the nine months ended November 30, 1997 increased to $15,065,000, or 41.2% of total revenues, from $11,365,000, or 37.2% of total revenues. This increase in the cost of revenues as a percentage of total revenues is attributable to lower gross margins in the Company's ECS division compared to the Company's cost recovery divisions. Management anticipates that the cost of revenues as a percentage of total revenues may continue to increase in future periods to the extent that the ECS division contributes a higher percentage of the Company's revenues.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses for the quarter ended November 30, 1997 increased to $669,000, or 5.4% of total revenues from $574,000, or 5.4% of total revenues, in the same quarter last fiscal year. Product development expenses for the nine months ended November 30, 1997 increased to $2,150,000, or 5.9% of total revenues, from $1,534,000, or 5.0% of total revenues, in the same nine month period last fiscal year. Current development efforts are focused on enhancing and expanding the Equitrac and Infortext cost recovery product lines as well as developing several new products. Products under development during these periods include (i) TelemeTrac(TM), a product which collects and consolidates photocopier meter totals remotely through cellular telephone networks, (ii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department, (iii) OneTrac(TM), an inexpensive copy and fax control product line developed for resale through both the Equitrac direct sales force and through copier dealers, and (iv) an exclusive OEM product line for Pitney Bowes. Management anticipates deriving revenues from some of these products beginning in the fourth quarter of fiscal 1998 and to a greater extent in fiscal 1999. The Company does not capitalize any of its software product development costs since software development costs incurred subsequent to attainment of technological feasibility of a new product line are not deemed to be significant; accordingly, product development expenses for each period include all hardware and software development costs incurred during the period. Management anticipates that product development costs will continue to increase in future periods compared to the respective periods in the previous fiscal year, as the projects under development are completed and the Company invests in the development of additional products.

     SELLING EXPENSES. Selling expenses for the quarter ended November 30, 1997 increased to $1,697,000, or 13.6% of total revenues from $1,696,000, or 16.0% of total revenues, in the same quarter last fiscal year. Selling expenses for the nine months ended November 30, 1997 increased to $5,190,000, or 14.2% of total revenues, from $4,866,000, or 15.9% of total revenues, in the same nine month period last fiscal year. These decreases in selling expenses as a percentage of revenues resulted primarily from incremental revenues derived per sales representative during the quarter and nine months ended November 30, 1997 compared to the same quarter and nine month period last fiscal year.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended November 30, 1997 increased to $3,705,000, or 29.8% of total revenues, from $3,341,000, or 31.5% of total revenues, in the same quarter last fiscal year. General and administrative expenses for the nine months ended November 30, 1997 increased to $10,926,000, or 30.0% of total revenues, from $10,072,000, or 33.0% of total revenues, in the same nine month period last fiscal year. These decreases in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through internal sales growth without adding a commensurate level of support and administrative positions.

     INTEREST INCOME. The Company's interest income increased to $165,000 during the quarter ended November 30, 1997 from $125,000 during the same quarter last fiscal year. Interest income for the nine months ended November 30, 1997 increased to $435,000 from $359,000 in the same nine month period last fiscal year.

     INCOME TAXES. The Company's effective income tax rate was 38.0% and 38.1% for the quarter and nine months ended November 30, 1997, compared to 38.6% and 38.7% in the same quarter and nine month period last fiscal year. The decrease in the Company's effective tax rate resulted primarily from the increase in the Company's research and development tax credit due to the increase in product development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company's cash and cash equivalents and investment securities increased to $11,736,000 at November 30, 1997 from $10,902,000 at February 28, 1997. The Company generated $4,103,000 in cash from operating activities during the nine months ended November 30, 1997. Cash flows used in investing activities included the acquisition of $2,027,000 of property and equipment, primarily system rental units which are leased to customers and system service units which are used to service customers with service contracts.

     The Board of Directors has authorized the Company to spend up to $2,000,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through November 30, 1997, the Company repurchased 370,800 shares of its outstanding common stock at an aggregate purchase price of $2,187,000. Future purchases will be made from time to time subject to prevailing market conditions in open market or privately negotiated transactions.

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

                                            EQUITRAC CORPORATION



Date: January 14, 1998                      By: /s/ GEORGE P. WILSON
                                                --------------------------------
                                                George P. Wilson
                                                President and Chief
                                                Executive Officer



Date: January 14, 1998                      By: /s/ SCOTT J. MODIST
                                                --------------------------------
                                                Scott J. Modist
                                                Vice President - Finance,
                                                Treasurer and Chief Financial
                                                Officer