Form 10-K
period 1998-02-28
EQUITRAC CORPORATION
filed 1998-05-29
CIK 886761

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

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

              COMMON STOCK, $.01 PAR VALUE, NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of the registrant's delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At May 1, 1998, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $44,222,720, based on the closing sales price ($20.00) of the common stock on the Nasdaq National Market System on such date.

     The number of shares of the registrant's Common Stock, par value $.01 outstanding, as of May 1, 1998 was 3,526,200.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be filed in connection with the registrant's annual stockholders' meeting are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           PAGE

PART I

   ITEM 1.      BUSINESS                                                     2
   ITEM 2.      PROPERTIES                                                  10
   ITEM 3.      LEGAL PROCEEDINGS                                           10
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         10

PART II

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                             13
   ITEM 6.      SELECTED FINANCIAL DATA                                     14
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                     15
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 23
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                     41

PART III

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          42
   ITEM 11.     EXECUTIVE COMPENSATION                                      42
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                              42
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS        42

PART IV

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
                    ON FORM 8-K                                             43

SIGNATURES                                                                  45

                                     PART I

ITEM 1. BUSINESS

     Equitrac Corporation ("Equitrac" or the "Company") is a leading provider of computer system solutions to manage office equipment resources. The Company's products are designed to allow users to automatically track, record and report usage of office equipment. Equitrac's cost recovery and expense management systems allow users to bill or allocate incurred costs, maximize office equipment efficiency and contain overhead costs.

     Equitrac's wireless meter reading products provide an automated system for copier dealers and manufacturers to collect meter readings for photocopier lease and maintenance programs based on cost-per-copy contracts. This system reduces the administrative costs associated with collecting meter counts while improving customer service.

     The Company also provides maintenance service on a wide range of computer equipment through its Equitrac Computer Services ("ECS") division. ECS supports many major equipment manufacturers including IBM, Compaq, Cisco Systems, Hewlett-Packard, and Bay Networks. This multi-vendor support covers a variety of services including product sales, installation, preventive maintenance and on-site repair service.

COST RECOVERY MARKET OVERVIEW

     Equitrac's primary market focus for its systems is cost recovery applications for law firms, and to a lesser extent, engineering, architectural design, accounting, advertising and other professional service firms that bill their clients for office-related expenses in order to recover incurred costs. Billable office-related costs generally represent an important source of revenue to professional service firms. Office equipment expenditures and service costs represent a significant portion of a professional service firm's overhead expenses. As a result, professional service firms have required more sophisticated technology as a means of tracking and recovering office overhead costs from their clients. Equitrac's systems provide professional service firms with a highly automated means of tracking and accounting for a wide variety of office equipment and services at a cost that can be recovered in a relatively short period of time.

COST RECOVERY PRODUCTS AND TECHNOLOGY

     Equitrac's cost recovery systems, which are comprised of server software, control terminals and application software, are designed to allow customers flexibility in configuring a system to match their own particular needs. Continued product development efforts have resulted in advanced terminal designs and system software, data security features, advanced communication technology and computer networking capabilities.

     The Company has recognized the trend of customers transitioning away from traditional analog duplicating into new technologies such as digital printing and multifunctional products. As a result, the Company has focused a significant portion of its product development efforts on the development of tracking products to be integrated into this new office technology.

TRANSACTION SERVER SOFTWARE

     Equitrac's server software is designed primarily to support a network of cost recovery control terminals for applications such as photocopy control, facsimile control and telephone call accounting. System software is used for terminal communications, database maintenance, report generation, host system communications, remote system polling and transaction costing. Equitrac develops multiple levels of system software that vary by operating system platform such as DOS, Windows(R)95 and Windows(R)NT. Each software configuration contains unique feature sets and is designed to match specific customer sizes and requirements. The levels of system software are as follows:

     System 4(TM) - A Windows(R)NT based cost recovery server with an SQL database engine designed for moderate to large multi-site firms.

     System 3(TM) - A DOS based system software that can be easily customized for specific applications designed for a wide range of firm sizes.

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

     Distributed Control Terminals ("DCT's") and Fax Control Terminals ("FCT's")
- Small footprint copy and fax control devices that can be custom configured for a wide range of professional and commercial applications.

     DisburseMate(TM) - Created specifically for small firms, DisburseMate copy and fax terminals do not require dedicated wiring or include advanced feature support or large data storage capacities.

     Partner - Copy, fax and disbursement terminals designed specifically to work with PartnerOpen software. Includes an extensive feature set with search and query capabilities.

DIGITAL PRINT TRACKING SOFTWARE

     Equitrac has invested in the development of new digital print tracking software in response to the proliferation of new digital output devices, such as networked photocopiers, color laser printers and multifunctional devices. As professional service firms replace traditional walk-up analog copiers with these new digital products, they will require cost recovery applications to track and recover the costs of such investments.

     PrintLog(TM) is a digital output tracking solution designed to track all printing activity from the workstation. Designed to work in the Windows(R)3.1, Windows(R)95 and Windows(R)NT environments, PrintLog counts all pages printed to laser printers and network photocopiers and assigns each transaction to a client, project or department. PrintLog complements the Company's walk-up copy control terminals by providing seamless integration into an existing cost recovery system.

     PartnerJET is a print tracking software application designed to manage, track and control printing activity from the workstation. Designed to work in the Windows(R)3.1, Windows(R)95 and Windows(R)NT environments, PartnerJET is a client/server application that allows for the central administration of validation tables, transaction collection and configuration. PartnerJET offers the flexibility of tracking any combination of printers and applications, operates invisibly to the user and pops up only when a tracked application sends a document to the printer.

TELEMANAGEMENT AND CALL ACCOUNTING SOFTWARE

     Equitrac's telemanagement and call accounting software monitors telephone call usage and automatically records and prices all local, long distance and international calls based on carrier charges or customer-created pricing tables. The software generates comprehensive reports identifying calls made by account number and extension and validates account codes against stored validation tables to ensure the accuracy of call records before posting to the customer's accounting system. Equitrac markets DOS, Windows(R)95 and Windows(R)NT based versions that can be purchased modularly depending on customer size and feature requirements. Applications range from basic call accounting to advanced telemanagement including fraud detection, traffic and facilities management modules. Equitrac markets the following telemanagement packages:

     TeleTrac 4 - Windows(R)NT based call accounting and telemangement software created for integration with System 4 or available as a stand-alone product for both professional and commercial applications.

     TeleTrac 3 - DOS based call accounting for professional firms, designed specifically to be integrated with System 3 cost recovery software.

     TruCall Accountant - Windows(R)95 call accounting and telemanagement for commercial applications or integrated professional application with PartnerOpen software.

STRATEGIC PARTNERSHIPS

     The Company actively pursues opportunities for strategic partnerships that capitalize on the its market position, technologies and infrastructure. The Company resells some product lines developed and manufactured by others, such as Partner cost recovery control terminals, PartnerJET digital print tracking software and telemanagement and call accounting software products.

     During fiscal 1998, the Company entered into a strategic alliance with Tumbleweed Software to market Posta, an Internet document delivery solution that allows business users to control, protect and track the delivery of important documents over the Internet. Tumbleweed's Posta is designed for customers who require a secure means of distributing important documents such as legal contracts and financial information.

     Also during fiscal 1998, the Company entered into an exclusive OEM supply agreement and strategic alliance with Pitney Bowes. Under this agreement, Equitrac developed and is currently manufacturing the Pitney Bows AccuTrac SA Mail Accounting System.

BUSINESS TECHNOLOGY PRODUCTS

     The Company has historically focused on cost recovery products to serve the professional service firm market. The core tracking technology of the Company's cost recovery systems has led to the development of new tracking products to serve the needs of diverse markets and applications. Equitrac's Business Technology Division ("BTD") was established to market these new products to the copier industry, corporations and government entities. BTD also focuses on expanding the Company's distribution channels through the development of a reseller network and OEM relationships.

TELEMETRAC(TM)

     BTD's strategy centers on TelemeTrac, a wireless copier meter reading system that allows copier dealers and manufacturers to automatically collect meter billing information from their copier fleets. Based on the Company's core tracking and cellular control channel technologies, TelemeTrac is a low-cost method for copier dealers and manufacturers to collect meter readings to bill for cost-per-copy leases and maintenance contracts.

     TelemeTrac represents a significant shift in technology and business process for an industry that has relied for years on customers and service technicians to collect and report these meter readings in a manual fashion. TelemeTrac eliminates the need for manual meter readings, reducing administrative costs and improving cash flow.

EXPENSE MANAGEMENT SYSTEMS

     As with professional service firms, corporations and government entities incur significant capital outlays acquiring and servicing photocopiers, facsimile machines and other office equipment. The needs of such organizations focus on the ability to track, report and manage office equipment usage, as opposed to recovering their costs, as is common in the professional service firm market. BTD offers a complete commercial product line solution for controlling and reducing office expenses and allocating departmental costs.

     OfficeTrac(TM) - An advanced allocation and resource management software solution that provides extensive analysis tools to allocate expenses and manage business technology resources in conjunction with copier and fax control terminals.

     CopyLog(TM) and FaxLog(TM) - Copy and fax control devices that are configured with OfficeTrac for commercial applications.

     OneTrac(TM) - Stand-alone copy and fax control devices targeted at low-end commercial copy and fax control applications needed for basic expense management purposes.

DIGITAL PRINT TRACKING SOFTWARE

     As is the case with professional service firms, many commercial and government entities are investing in new digital output devices, such as networked photocopiers, color laser printers and multifunctional devices. As the number of these digital devices increases, organizations will require sophisticated means of tracking their usage to control expenses, plan equipment expenditures and allocate resources efficiently. PrintLog has been designed with the ability to operate as a completely stand-alone product or can be configured for commercial applications as part of a network print management system to meet the broad range of needs in diverse markets.

OEM PRODUCTS

     During fiscal 1998, the Company entered into an exclusive OEM supply agreement and strategic alliance with Pitney Bowes. Under this agreement, Equitrac developed and is currently manufacturing the Pitney Bowes AccuTrac SA Mail Accounting System. This system, to be marketed exclusively by Pitney Bowes, interfaces with Pitney Bowes' electronic scales and mailing systems, and eliminates the time-consuming manual processes used for tracking postage and carrier expenditures. By automating data capture, the AccuTrac system can dramatically improve a company's ability to manage and report on mail center activity. BTD will continue to seek OEM opportunities for Equitrac in fiscal 1999.

SALES AND MARKETING

     Equitrac currently markets its cost recovery systems and services principally through its own sales personnel and to a lesser extent through independent dealers. As of February 28, 1998, the Company's direct sales force in the United States totaled 40 sales representatives in 22 locations in or near major metropolitan areas. The Company's sales offices are staffed with customer service personnel who provide technical assistance to the Company's sales staff and customers. The Company's sales representatives are responsible for an assigned geographical territory. Equitrac also markets its systems domestically through facilities management organizations, which contract with businesses to manage specific office equipment such as photocopiers, facsimile machines and postage meters. These organizations market the Company's products with their own products and services.

     Equitrac's cost recovery systems are marketed and serviced internationally through independent dealers and through its own sales personnel. In the United Kingdom, the Company has a direct sales office and employs two sales representatives and in Canada, the Company has three direct sales offices and employs three sales representatives. Independent dealers currently represent the Company in Europe, the Far East, Australia, South America and Central America. International revenues (including export sales) accounted for approximately 12.1%, 11.5% and 11.8% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively.

     The Company's believes that it has the largest market share of installed cost recovery systems within the legal industry. Future sales of the Company's cost recovery products to the legal industry are expected to result primarily from sales of upgraded products to existing and acquired customers.

     The Company markets its BTD products through its existing cost recovery sales personnel and three sales representatives dedicated to BTD product sales. The division also plans to expand distribution through the addition of sales personnel, the development of additional sales channels, such as independent dealers, and product licensing through OEM opportunities.

     The Company markets its computer and equipment servicing business principally through six sales representatives in its ECS division.

     The Company's Marketing Department is responsible for new product planning and specifications and coordination of product development in conjunction with the Product Development Department. Equitrac continually solicits information and input with respect to new product ideas and enhancements from its customers and sales personnel.

LEASE AND SERVICE AGREEMENTS

     Equitrac's customers may purchase a system or the Company will lease a system pursuant to an operating lease (the term of which is typically for 36 months or longer) which includes all service and software support. The Company enters into separate lease agreements for add-ons and upgrades. The Company's system leases and service agreements generally contain clauses that automatically extend the lease term unless the customer chooses to terminate the lease by providing the Company at least 60 days' notice prior to the expiration of the lease term. In the Company's experience, a substantial portion of its customers either renew their leases, enter into new leases with the Company or purchase a new system from the Company at the end of their initial lease terms. The Company offers its purchase customers service agreements (the terms of which are typically for 36 months or longer) which provide for service and software support during the term of the agreement. Systems that are not purchased in conjunction with a service or software support agreement are serviced by the Company on a time-and-materials basis.

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

     Although the Company's backlog of system sales is not significant, at February 28, 1998, the minimum future payments due to the Company during the next four fiscal years under its existing non-cancelable lease and maintenance agreements aggregated approximately $45.5 million, compared to approximately $43.8 million at February 28, 1997.

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

     ECS believes that the quality and responsiveness of its service representatives are primary considerations in its business strategy. ECS field technicians receive in-house technical training, as well as various industry certifications.

PRODUCT DEVELOPMENT

     Equitrac works closely with its customers and its sales and marketing personnel to develop new systems and enhancements to existing systems. Constant changes in technology, including ongoing developments in computer operating systems, networks and communications protocols, require the Company to engage in an ongoing program of product development.

     Substantially all product development is performed internally. As of February 28, 1998, 35 employees of the Company were engaged in product development. From time to time, the Company also employs independent contractors for specific development products. Equitrac expensed $2,982,000, $2,113,000 and $1,282,000 in fiscal 1998, 1997 and 1996, respectively, for product development.

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

     Competition in the Company's markets is based on a number of factors, including price, service and support, system software capability, product quality, reliability and compatibility. Equitrac believes that it is competitive with respect to each of these factors and that its principal competitive advantages are its emphasis on customer service and support, its product quality, its system compatibility, which allows the Company's systems to integrate easily into a customer's existing computer system, and its continued development efforts on product enhancements and new systems.

     The Company anticipates that the markets for its recently developed products will be very competitive and there is no guarantee that these products will gain market acceptance. The Company does not anticipate achieving the same market share with these products as it has achieved in its core cost recovery business.

     The market for computer services is very competitive. Competitors include other third party service organizations, as well as OEM's. Competition in the computer services market is based on a number of factors, including price, quality of service, equipment serviced and responsiveness. ECS believes that it is competitive with respect to each of these factors.

PROPRIETARY RIGHTS

     The Company has historically relied upon a combination of contractual rights, trademarks, trade secrets, and copyright laws to establish and protect its proprietary rights in its systems and related technologies. Due to the Company's strategic move from proprietary systems to industry-standard applications, the Company is taking actions to further protect its proprietary rights through patents. The Company has several United States patent applications pending. In connection with the Company's March 1, 1997 acquisition of Professional Systems Group, the Company acquired two Canadian patents. Additionally, the Company has been awarded a patent on TelemeTrac. Furthermore, the Company's license agreements restrict a customer's use of the Company's software and prohibits disclosure to third parties.

EMPLOYEES

     At February 28, 1998 Equitrac had a total of 440 full-time employees, of which 45 were engaged in manufacturing, 35 were engaged in product development, 64 were engaged in sales and marketing, 218 were engaged in customer service and support and 78 were engaged in administrative and finance positions. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.         PROPERTIES

     At February 28, 1998, Equitrac's corporate headquarters and product development facilities were located in approximately 20,000 square feet of leased office space in Coral Gables, Florida. The Company leases such space from related parties and the lease expires on September 30, 2000. See Note 8 to the Company's Financial Statements, included in Part II, Item 8 hereof. The Company's manufacturing and distribution operations are located in approximately 10,000 square feet of leased space near its corporate headquarters. The Company's sales and support staff operate in leased space in 32 locations in the United States, two locations in the United Kingdom and three locations in Canada. The Company is currently evaluating its existing facilities in order to determine whether they are adequate to meet its current and anticipated requirements.

ITEM 3.         LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                    Age                         Position(s)
       ----                    ---                         -----------

John T. Kane                   54      Chairman of the Board of Directors

George P. Wilson               54      President, Chief Executive Officer and Director

Christopher Rickborn           34      Sr. Vice President - Marketing and Technology

Scott J. Modist                37      Vice President - Finance, Treasurer and Chief Financial Officer

Cid Yousefi                    41      Vice President - Product Development and Information Systems

Patrick J. Raftery             48      Vice President - Sales, U.S. Sales Division

John P. Jones                  56      Vice President - Sales, International

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

     CHRISTOPHER RICKBORN was named Senior Vice President - Marketing and Technology in January 1998. Mr. Rickborn served as Vice President - Marketing and Product Planning from April 1996 to January 1998, as Director of Marketing from January 1995 to April 1996 and as a Product Manager prior to being named as Director of Marketing.

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

                                                      HIGH                 LOW
                                                      ----                 ---

Fiscal year ended February 28, 1998
     Fourth Quarter                                   19 5/8             16 5/8
     Third Quarter                                    17 3/4             14 3/8
     Second Quarter                                   16 1/2             12 7/8
     First Quarter                                    14 5/8             11 1/2

Fiscal year ended February 28, 1997
     Fourth Quarter                                   12 5/8             10 1/2
     Third Quarter                                    10 5/16             7 1/8
     Second Quarter                                   10                  7 1/2
     First Quarter                                    10                  5 3/4

     On May 15, 1998, there were approximately 647 holders of record, including security position listings, of the Company's Common Stock.

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

ITEM 6.         SELECTED FINANCIAL DATA

     The selected financial data set forth below has been derived from the historical financial statements of the Company. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto contained elsewhere herein.

                                                                         YEAR ENDED
                                           -----------------------------------------------------------------------
                                           FEBRUARY 28,  FEBRUARY 28,     FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 28,
                                               1998          1997             1996          1995           1994
                                           ------------  ------------     ------------  ------------  ------------
                                                          (in thousands, except earnings per share)
Total revenues                             $   49,784    $   41,901      $    33,718    $    31,224    $    29,122

Operating income                                4,487         3,729            2,805          1,754          1,897

Net income                                      3,158         2,614            1,882          1,287          1,357

Earnings per common share:
  Basic                                    $     0.91    $     0.77      $      0.54    $      0.35    $      0.37
  Diluted                                  $     0.85    $     0.73      $      0.53    $      0.34    $      0.36

Number of shares used in per
  share computations:
  Basic                                         3,485         3,412            3,481          3,694          3,670
  Diluted                                       3,730         3,583            3,549          3,777          3,785

BALANCE SHEET DATA (END OF YEAR):

Cash, cash equivalents and investments     $   13,524    $   10,902      $    10,423    $     7,383    $     7,182

Working capital                                15,413        13,159           12,366         12,343         11,873

Total assets                                   35,114        30,682           25,646         25,436         22,848

Total current liabilities                       6,935         5,907            3,671          3,535          2,137

Long-term debt, net of current portion             -             -                 -              -              -

Total stockholders' equity                 $   28,179    $   24,775      $    21,824    $    21,491    $    20,273

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are derived from three principal sources: (i) sales of new systems, upgrades and add-ons of equipment or software; (ii) monthly revenues from service and software support agreements and (iii) monthly revenues from leases of its systems. The Company offers its customers the option of purchasing a system or leasing a system pursuant to an operating lease (the term of which is typically 36 months or longer), which includes all service and software support. The Company offers its purchase customers service and software support agreements (the terms of which are typically for 36 months or longer). Systems that are not purchased in conjunction with a service agreement are serviced by the Company on a time-and-materials basis. The Company's computer service division offers its customers service agreements (the terms of which are typically for 12 months) and also provides service on a time-and-materials basis.

     The Company's total revenues, system rental, service and support revenues have increased every year since the Company's inception in 1978. Historically, system rental, service and support revenues have accounted for a majority of the Company's revenues. At February 28, 1998, the minimum future payments due under the Company's existing non-cancelable lease and service and support agreements aggregate $45.5 million over the next four fiscal years.

     The table below sets forth for the periods indicated: (1) line items from the Company's statements of operations expressed as a percentage of revenues, and (2) the percentage changes in these line items from the prior period.

                                                        PERCENTAGE OF                     PERCENTAGE
                                                       TOTAL REVENUES                 INCREASE (DECREASE)
                                                      FOR FISCAL YEARS                  FROM PRIOR YEAR
                                            ---------------------------------------------------------------
                                                1998        1997        1996         1998         1997
                                                ----        ----        ----         ----         ----
Revenues:
   Sales                                        45.3%         43.3%        40.0%       24.3%         34.4%
   Service and support                          33.7          32.0         30.0        25.2          32.5
   Rental                                       21.0          24.7         30.0         1.0           2.5
                                            ----------    ----------   ---------

         Total revenues                        100.0%        100.0%       100.0%       18.8          24.3
                                            ---------     ---------    ---------

Costs and expenses:

   Cost of system sales                         16.0          13.6         12.8        39.9          31.9
   Cost of system rental, service and
     support                                    25.2          25.1         24.1        19.7          29.2
   Product development                           6.0           5.0          3.8        41.1          64.8
   Selling expenses                             14.4          15.6         16.4         9.4          18.6
   General and administrative                   29.4          31.8         34.6         9.7          14.1
                                            ----------    ----------   ---------

   Total costs and expenses                     91.0          91.1         91.7        18.7          23.5
                                            ----------    ----------   ----------

Operating income                                 9.0           8.9          8.3        20.3          32.9
Interest income                                  1.2           1.2          1.1        25.8          39.3
                                            ----------    ----------   ----------

Income before income taxes                      10.2          10.1          9.4        21.0          33.7
Income taxes                                     3.9           3.9          3.8        21.2          25.9
                                            ----------    ----------   ----------

Net income                                       6.3%          6.2%         5.6%       20.8          38.9
                                            ==========    =========    =========

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 1998, 1997 AND 1996

     SALES REVENUES. Sales revenues increased 24% to $22,528,000 in fiscal 1998 from $18,126,000 in fiscal 1997. This increase resulted primarily from an increase in sales of cost recovery systems manufactured by the Company and an increase in computer equipment resale revenues from the ECS division. Sales revenues of company-manufactured systems by the Company's cost recovery divisions increased 16% to $19,636,000 in fiscal 1998 from $16,959,000 in fiscal 1997. This increase resulted primarily from sales of new systems to existing customers as part of a trend for professional service firms to upgrade their office equipment technology on a firm-wide basis. ECS computer equipment resale revenues increased to $2,892,000 in fiscal 1998 from $1,167,000 in fiscal 1997, primarily as a result of expanded geographical sales territory and increased market presence.

     Sales revenues increased 34% in fiscal 1997 from fiscal 1996. This increase resulted primarily from revenues derived from customers acquired in the Infortext acquisition, an increase in computer equipment resale revenues from the ECS division and an increase in sales of systems manufactured by the Company. Sales revenues in fiscal 1997 included $2,535,000 of revenues derived from customers acquired in the Infortext acquisition. ECS computer equipment resale revenues increased to $1,167,000 in fiscal 1997 from $390,000 in fiscal 1996. Sales revenues of company-manufactured systems by the Company's previously existing cost recovery divisions increased 10% in fiscal 1997 from fiscal 1996.

     SERVICE AND SUPPORT REVENUES. Service and support revenues increased 25% to $16,785,000 in fiscal 1998 from $13,411,000 in fiscal 1997. This increase in service and support revenues resulted primarily from an increase in service contracts in the Company's cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues from the Company's cost recovery divisions increased 14% to $14,270,000 in fiscal 1998 from $12,491,000 in fiscal 1997. This increase resulted primarily from an increase in service and support revenues from existing customers and an increase in service contracts with existing customers who previously leased systems from the Company but have chosen to purchase new systems when their leases expired. Service and support revenues in fiscal 1998 included $2,515,000 of revenues generated by the ECS division, compared to $920,000 in fiscal 1997.

     Service and support revenues increased 33% in fiscal 1997 from fiscal 1996. This increase resulted primarily from incremental revenues derived from the customers acquired in the Infortext acquisition, an increase in service contracts in the Company's previously existing cost recovery divisions and an increase in service and support revenues generated by the ECS division.

     RENTAL REVENUES. Rental revenues increased to $10,471,000 in fiscal 1998 from $10,364,000 in fiscal 1997 which represented an increase compared to fiscal 1996 rental revenues of $10,109,000. Management anticipates that rental revenues may decline in future periods as the Company continues to be affected by a trend of rental customers purchasing new systems and related service contracts as their rental contracts expire.

     COST OF SYSTEM SALES. Cost of system sales relating to the Company's cost recovery divisions is comprised of the cost of hardware and system components and payroll and other expenses related to system assembly and testing. Cost of system sales relating to the ECS division is comprised of the cost of computer equipment purchased for resale. Cost of system sales as a percentage of sales revenues was 35% in fiscal 1998 compared to 32% in fiscal 1997 and 1996. This increase in the cost of system sales as a percentage of sales revenues is primarily attributable to higher cost of sales expenses as a percentage of related revenues in the Company's ECS division than in the Company's cost recovery divisions. In addition, cost of system sales increased slightly as a percentage of sales revenues in fiscal 1998 as a result of the higher concentration of sales in the Company's newest generation of cost recovery products which have a higher cost of manufacturing compared to older product lines. Management anticipates that the cost of system sales as a percentage of total sales revenues may increase in future periods, to the extent that the ECS division contributes a higher percentage of the Company's sales revenues.

     COST OF SYSTEM RENTAL, SERVICE AND SUPPORT. Cost of system rental, service and support is comprised primarily of (i) payroll and other expenses related to customer service and support personnel, (ii) depreciation of rental and service units and (iii) the cost of hardware and system components used for repairs. Cost of system rental, service and support as a percentage of total rental, service and support revenues was 46% in fiscal 1998 compared to 44% in fiscal 1997 and 40% in fiscal 1996. This increase in the cost of system rental, service and support as a percentage of total rental, service and support revenues in fiscal 1998 is primarily attributable to higher costs as a percentage of related revenues in the Company's ECS division than in the Company's cost recovery divisions.

     Cost of system rental, service and support as a percentage of total rental, service and support revenues increased in fiscal 1997 compared to fiscal 1996 primarily as a result of the higher costs as a percentage of related revenues in the Company's ECS division and in the acquired Infortext Group division than in the Company's previously existing cost recovery divisions. Depreciation of rental and service units increased to $1,876,000 in fiscal 1998 from $1,729,000 and $1,580,000 in fiscal 1997 and 1996, respectively. Management anticipates that the cost of system rental, service and support as a percentage of total rental, service and support revenues may increase in future periods, to the extent that the ECS division contributes a higher percentage of the Company's revenues.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased 41% to $2,982,000 in fiscal 1998 from $2,113,000 in fiscal 1997, which represented a 65% increase over fiscal 1996 product development expenses of $1,282,000. Product development expenses were 6% of total revenues in fiscal 1998 compared to 5% in fiscal 1997 and 4% in fiscal 1996. Fiscal 1998 development efforts were focused primarily on enhancing and expanding the cost recovery product lines as well as developing several new products. Products under development during these periods include (i) TelemeTrac(TM), a product which collects and consolidates photocopier meter totals remotely through cellular telephone networks, (ii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department, (iii) OneTrac(TM), an inexpensive copy and fax control product line developed for resale through both the Equitrac direct sales force and through copier dealers, and (iv) an exclusive OEM product line for Pitney Bowes. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line have not been material. Management anticipates that product development costs may continue to increase during fiscal 1999 as the projects under development are completed and the Company invests in the development of additional products.

     SELLING EXPENSES. Selling expenses increased 9% to $7,153,000 in fiscal 1998 from $6,541,000 in fiscal 1997, which represented a 19% increase over fiscal 1996 selling expenses of $5,517,000.

Selling expenses as a percentage of total revenues was 14.4% in fiscal 1998 compared to 15.6% and 16.4% in fiscal 1997 and 1996, respectively. During fiscal 1998, the Company's sales infrastructure supported an increase in revenues without a commensurate increase in selling expenses.

     Selling expenses as a percentage of total revenues decreased in fiscal 1997 compared to fiscal 1996, primarily as a result of the addition of revenues from acquired customers without selling expenses commensurate with those related to internally generated revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 10% to $14,609,000 in fiscal 1998 from $13,312,000 in fiscal 1997, which represented a 14% increase over fiscal 1996 general and administrative expenses of $11,662,000. General and administrative expenses as a percentage of total revenues were 29% in fiscal 1998 compared to 32% and 35% in fiscal 1997 and 1996, respectively.

     General and administrative expenses decreased as a percentage of total revenues during fiscal 1998 and 1997 as a result of increases in total revenues without corresponding increases in corporate support expenses. These decreases in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through internal sales growth without adding a commensurate level of support and administrative positions.

     General and administrative expenses increased in fiscal 1997 compared to fiscal 1996 primarily as a result of $1,455,000 of general and administrative expenses, including $294,000 of amortization expense, incurred by the acquired Infortext Group division.

     INTEREST INCOME. The Company earned interest income of $615,000 in fiscal 1998 compared to $489,000 in fiscal 1997 and $351,000 in fiscal 1996. These increases in interest income resulted from higher interest-earning asset balances with the additional investments allocated to high-yielding investment grade securities.

     INCOME TAXES. The Company's effective income tax rate for fiscal 1998 and fiscal 1997 was 38% compared to 40% in fiscal 1996. The decrease in the Company's effective tax rate in fiscal 1997 resulted primarily from the increase in the Company's research and development tax credit due to the increase in product development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flows from operations. The Company generated $6,464,000, $4,698,000, and $6,966,000 in cash flows from operating activities in fiscal 1998, 1997 and 1996, respectively. Cash flows used in investing activities included the acquisition of property and equipment of $2,782,000, $2,580,000 and $1,982,000 in fiscal 1998, 1997 and 1996, respectively, primarily representing system rental units which are leased to customers and system service units which are used to fulfill service contract commitments to customers with service contracts. In addition, cash flows used in investing activities in fiscal 1998 included additional purchase price consideration of $625,000 that was paid to ISI pursuant to the acquisition of The Infortext Group.

     The Company anticipates that its cash and cash equivalents, investment securities and cash flows from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future. A principal source of cash flow from operations will be payments received under the Company's lease and service agreements. At February 28, 1998, the future minimum payments due to the Company under its existing non-cancelable lease and service agreements aggregate $45.5 million, of which $20.6 million is due in fiscal 1999. The Company is planning on purchasing a new information system during fiscal 1999 (see Year 2000 Considerations) and is currently evaluating its existing facilities in order to determine whether they are adequate to meet its current and anticipated space requirements.

     The Board of Directors has authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectation of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through February 28, 1998, the Company repurchased 370,800 shares of common stock for an aggregate purchase price of $2,187,000.

SEASONALITY AND INFLATION

     Historically, the Company's business has not been seasonal. However, although the Company's rental, service and support revenues from installed systems do not fluctuate greatly from quarter to quarter, fluctuations in the amount of system sales may result in quarterly variations in the Company's total revenues and net income. Accordingly, interim results of operations may not be an accurate measure of the annual performance of the Company. The Company believes that inflation has not had a material impact on the results of operations.

FOREIGN OPERATIONS

     In fiscal 1998, revenues from foreign operations (including export sales) increased 25% to $6,003,000 from $4,808,000 in fiscal 1997, which represented a 21% increase over revenues from foreign operations in fiscal 1996 (including export sales) of $3,980,000. The increase in revenues from foreign operations (including export sales) in fiscal 1998 from fiscal 1997 resulted primarily from the sales of new systems to existing customers and increased presence in foreign countries. The increase in revenues from foreign operations (including export sales) in fiscal 1997 from fiscal 1996 resulted primarily from revenues derived from rental contracts obtained in the settlement of a litigation matter. As a percentage of total revenues, revenues from foreign operations (including export sales) was 12.1% in fiscal 1998 compared to 11.5% and 11.8% in fiscal 1997 and 1996, respectively.

     Equitrac's foreign revenue is subject to the normal risks of foreign operations, such as protective tariffs, export and import controls and transportation delays and interruptions. The Company's direct international sales are billed in foreign currencies and are subject to currency exchange fluctuations.

     Since Equitrac's systems are manufactured in the United States, the Company's foreign operations could be affected by fluctuations in the relative value of the U.S. dollar to foreign currencies. In fiscal years 1998, 1997 and 1996, the effect of foreign currency exchange fluctuations was not significant to the Company.

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

YEAR 2000 CONSIDERATIONS

     The Company is in the process of selecting an information system to implement company-wide that correctly identifies the year 2000. The Company plans to begin implementation of the new software beginning in the second half of calendar year 1998 and to complete the implementation before the fourth quarter of calendar year 1999. However, there can be no assurance that this software implementation will be successfully completed, or that the implementation will not have a material adverse impact on the Company's financial position or results of operations. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company. The Company believes that all current versions of its product lines are Year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statements of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). The Company is required to adopt these statements during fiscal year 1999. SFAS 130 establishes standards for reporting comprehensive income and SFAS 131 establishes standards for reporting information about operating segments. The Company is currently evaluating the impact of these standards on its financial statement disclosures.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations for the fiscal year ended February 28, 1998.

     In March 1998, the ACSEC issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of SOP 98-1 on its operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Equitrac Corporation:

     We have audited the accompanying balance sheet of Equitrac Corporation (a Florida corporation) as of February 28, 1998, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equitrac Corporation as of February 28, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
   April 14, 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Equitrac Corporation:

     We have audited the accompanying balance sheet of Equitrac Corporation as of February 28, 1997, and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equitrac Corporation as of February 28, 1997 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Miami, Florida,
  April 14, 1997.

                              EQUITRAC CORPORATION
                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                February 28,      February 28,
                              ASSETS                                               1998              1997
                                                                              ----------------  ----------------
Current assets:
      Cash and cash equivalents                                                 $     5,819       $     4,755
      Short-term investment securities                                                5,208             4,817
      Accounts receivable, net of allowances of $650
       and $550 in 1998 and 1997, respectively                                        8,178             6,117
      Inventories                                                                     2,465             2,483
      Deferred income taxes                                                             234               581
      Other current assets                                                              444               313
                                                                                --------------    --------------
                                                                                     22,348            19,066
             Total current assets

Investment securities                                                                 2,497             1,330
Property and equipment, net                                                           6,418             6,317
Intangible assets, net                                                                3,111             3,378
Deferred income taxes                                                                   556               397
Other assets                                                                            184               194
                                                                                --------------    --------------
             Total assets                                                       $    35,114       $    30,682
                                                                                ==============    ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $     1,720       $     1,095
      Accrued expenses and other current liabilities                                  3,878             3,930
      Unearned income                                                                 1,337               882
                                                                                --------------    --------------

             Total current liabilities                                                6,935             5,907
                                                                                --------------    --------------
Commitments and contingencies (note 8)

Stockholders' equity:
Common stock, $.01 par value; 15,000,000 shares
  authorized; 3,877,100 and 3,800,300 shares issued
  in 1998 and 1997, respectively                                                         39                38
Additional paid-in capital                                                           11,490            10,741
Retained earnings                                                                    18,830            15,672
Cumulative translation adjustment                                                       (45)              (23)
Unrealized gain on investment securities, net tax                                        52                --
Treasury stock, at cost (370,800 and 330,800 shares in
      1998 and 1997, respectively)                                                   (2,187)           (1,653)
                                                                                --------------    --------------

             Total stockholders' equity                                              28,179            24,775
                                                                                --------------    --------------

                 Total liabilities and stockholders' equity                      $   35,114       $    30,682
                                                                                =============     ==============



                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                    February 28,   February 28,  February 29,
                                                       1998            1997          1996
                                                    ------------   ------------  ------------
Revenues:
    Sales                                             $22,528        $18,126        $13,490
    Service and support                                16,785         13,411         10,119
    Rental                                             10,471         10,364         10,109
                                                      -------        -------        -------

       Total revenues                                  49,784         41,901         33,718
                                                      -------        -------        -------

Costs and expenses:
    Cost of system sales                                7,986          5,710          4,329
    Cost of system rental, service and support         12,567         10,496          8,123
    Product development                                 2,982          2,113          1,282
    Selling expenses                                    7,153          6,541          5,517
    General and administrative                         14,609         13,312         11,662
                                                      -------        -------        -------

       Total costs and expenses                        45,297         38,172         30,913
                                                      -------        -------        -------

       Operating income                                 4,487          3,729          2,805
                                                      -------        -------        -------

Interest income                                           615            489            351
                                                      -------        -------        -------

       Income before income taxes                       5,102          4,218          3,156

Income taxes                                            1,944          1,604          1,274
                                                      -------        -------        -------

       Net income                                     $ 3,158        $ 2,614        $ 1,882
                                                      =======        =======        =======

Earnings per share:

       Basic                                          $  0.91        $  0.77        $  0.54
                                                      =======        =======        =======

       Diluted                                        $  0.85        $  0.73        $  0.53
                                                      =======        =======        =======









                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                              Common                                 Unrealized
                                             Stock and                              Gain (Loss) on
                                             Additional                 Cumulative    Investment                    Total
                                   Common     Paid-in      Retained    Translation   Securities,     Treasury    Stockholders'
                                   Shares     Capital      Earnings     Adjustment    Net of Tax       Stock        Equity
                                   ------     -------      --------     ----------    ----------     --------       ------
Balance, February 28, 1995       3,696,750   $   10,393   $   11,176    $      (29)   $      (49)   $       --    $   21,491

Purchase of treasury stock
  330,800 shares                        --           --           --            --            --        (1,653)       (1,653)

Unrealized gain on investment
  securities, net of tax                --           --           --            --            66            --            66

Translation adjustment                  --           --           --             4            --            --             4

Exercise of employee stock
  options                           21,000           34           --            --            --            --            34

Net income for the year ended
  February 29, 1996                     --           --        1,882            --            --            --         1,882
                                ----------   ----------    ---------     ---------     ---------     ---------     ---------

Balance, February 29, 1996       3,717,750       10,427       13,058           (25)           17        (1,653)       21,824

Unrealized loss on investment
   securities, net of tax               --           --           --            --           (17)           --           (17)

Translation adjustment                  --           --           --             2            --            --             2

Exercise of employee stock
  options                           82,550          352           --            --            --            --           352

Net income for the year ended
  February 28, 1997                     --           --        2,614            --            --            --         2,614
                                ----------   ----------  -----------    ----------     ---------     ---------     ---------

Balance, February 28, 1997       3,800,300       10,779       15,672          (23)            --        (1,653)       24,775

Purchase of treasury stock
  40,000 shares                         --           --           --            --            --          (534)         (534)

Unrealized gain on investment
  securities, net of tax                --           --           --            --            52            --            52

Translation adjustment                  --           --           --           (22)           --            --           (22)

Exercise of employee stock
   options                          76,800          750           --            --            --            --           750

Net income for the year ended
  February 28, 1998                     --           --        3,158            --            --            --         3,158
                                ----------   ----------  -----------    ----------     ---------     ---------     ---------

Balance, February 28, 1998       3,877,100   $   11,529  $    18,830    $      (45)    $      52     $  (2,187)    $  28,179
                                ==========   ==========  ===========    ==========     =========     =========     =========












                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended     Year Ended     Year Ended
                                                             February 28,   February 28,   February 29,
                                                                1998            1997           1996
                                                            -------------   ------------   ------------
Cash flows from operating activities:
Net income                                                       $ 3,158        $ 2,614        $ 1,882
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation                                                       2,688          2,321          2,064
Amortization                                                       1,160          1,090          1,125
Provision for doubtful accounts                                      100            200             --
Deferred income taxes                                                157           (618)          (616)
Change in assets and liabilities:
(Increase) decrease in:
     Accounts receivable                                          (1,800)        (1,987)         1,541
     Inventories                                                      42           (343)            99
     Other current assets                                           (103)            53            192
     Other assets                                                     10            (47)             8
Increase (decrease) in:
     Accounts payable                                                453            473           (383)
     Accrued expenses                                                262            715          1,395
     Unearned income                                                 337            227           (341)
                                                                 -------        -------        -------

       Net cash provided by operating activities                   6,464          4,698          6,966
                                                                 -------        -------        -------

Cash flows from investing activities:
     Purchase of property and equipment                           (2,782)        (2,580)        (1,982)
     Acquisitions of product lines, principally
       intangible assets                                          (1,023)        (1,934)          (225)
     Sales and maturities of investment securities                 3,739          2,338          5,223
     Purchase of investment securities                            (5,214)        (3,122)        (5,308)
     Decrease (increase) in restricted cash                           --          1,450         (1,450)
                                                                 -------        -------        -------

       Net cash used in investing activities                      (5,280)        (3,848)        (3,742)
                                                                 -------        -------        -------

Cash flows from financing activities:
     Repayment of acquisition obligations                             --            (30)          (215)
     Proceeds from issuance of common stock                          436            352             34
     Purchase of treasury stock                                     (534)            --         (1,653)
                                                                 -------        -------        -------
       Net cash (used in) provided by financing activities           (98)           322         (1,834)
                                                                 -------        -------        -------

Exchange rate effect on cash                                         (22)             2              4
                                                                 -------        -------        -------

Net increase in cash and cash equivalents                          1,064          1,174          1,394
Cash and cash equivalents, beginning of year                       4,755          3,581          2,187
                                                                 -------        -------        -------
Cash and cash equivalents, end of year                           $ 5,819        $ 4,755        $ 3,581
                                                                 =======        =======        =======

Supplemental disclosure of cash flow information:

     Cash paid during the year for income taxes                  $ 2,144        $ 1,502        $   948


Non-cash investing and financing activities consisted of $861,000 and $40,000 of assets and liabilities recorded in connection with product line acquisitions in fiscal 1997 and 1996, respectively. In addition, non-cash investing and financing activities consisted of $10,000 and $360,000 reductions in intangible assets resulting from the reduction of liabilities in connection with contingent consideration adjustments related to acquisitions for fiscal 1997 and 1996, respectively.

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

     The Company also provides maintenance services on a wide range of computer equipment manufactured by others through its Equitrac Computer Services ("ECS") division. This multi-vendor support includes installation, preventive maintenance and on-site repair service.

REVENUE RECOGNITION

     Revenues from sales of company-manufactured products are recognized upon installation and customers' acceptance, in accordance with the provisions of SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenues from resale of product by the ECS division are recognized upon shipment. Service and support revenues are recognized ratably over the contractual period in which the service and support are provided or as the services are provided. Amounts received in advance of services are deferred. Rental contract revenues, which includes service and support on the underlying rental equipment and software, is recognized ratably over the term of the respective lease. Rental contracts are accounted for as operating leases.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The carrying amounts of cash and cash equivalents, investment securities, accounts receivable and accounts payable reflected in the financial statements approximate fair value.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investment securities and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The allowance for doubtful accounts receivable is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and investment securities in investment-grade debt instruments and preferred stock and limits the amount of credit exposure to any one commercial issuer.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

INVESTMENT SECURITIES

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Interest and dividends on all securities are recognized when earned.

     Both gross unrealized gains and losses as of February 28, 1998 and 1997, and realized gains and losses on sales of each type of security for the fiscal years ended February 28, 1998 and 1997, were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

INVENTORIES

     Inventories, which consist primarily of system components, parts and supplies, are stated at the lower of weighted average cost or market. The weighted average cost of inventories approximates the "first in-first out" ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term for leasehold improvements.

     Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

INTANGIBLE ASSETS

     Intangible assets arise from certain purchase transactions and are amortized on a straight-line basis over the respective estimated useful lives, ranging from three to seven years. The carrying value of intangible assets is subject to periodic review of realizability.

PRODUCT DEVELOPMENT COSTS

     The Company examines its product development costs after technological feasibility has been established to determine the amount of capitalization that is required. For all periods presented herein, product development costs incurred subsequent to the establishment of technological feasibility have not been material.

FOREIGN CURRENCY TRANSLATION

     Translation of foreign currencies into U.S. dollars is computed for revenue and expense accounts using average exchange rates during the year. Net assets of the Company's Canadian operations, whose "functional currency" is the Canadian dollar are translated at current rates of exchange, with the resulting translation adjustment recorded directly into a separate component of stockholders' equity. The functional currency for the Company's other foreign operations is the U.S. dollar. Net assets of these operations are translated at current rates of exchange, with the resulting translation gains and losses included in the statements of income.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statements of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). The Company is required to adopt these statements during fiscal year 1999. SFAS 130 establishes standards for reporting comprehensive income and SFAS 131 establishes standards for reporting information about operating segments. The Company is currently evaluating the impact of these standards on its financial statement disclosures.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations for the fiscal year ended February 28, 1998.

     In March 1998, the ACSEC issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company is currently evaluating the effects of SOP 98-1 on its operations.

2.   INVESTMENT SECURITIES:

Available-for-sale investment securities consist of the following (in thousands):

                                                February 28,     February 28,
                                                    1998              1997
                                                ------------     ------------

Estimated fair value:
      Corporate bonds                           $     3,413      $     1,786
      Municipal bonds                                 2,095            2,685
      U.S. Government obligations                     1,397            1,676
      Preferred stock                                   800               --
                                                -----------      -----------
                                                $     7,705      $     6,147
                                                ===========      ===========

3.   PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                                        Useful              February 28,         February 28,
                                                         Lives                  1998                 1997
                                                      ---------           ---------------     -----------
      System rental and service units                   5 years             $     9,614         $    10,314
      Equipment, furniture and fixtures                3-5 years                  3,032               2,598
      Leasehold improvements                         Life of lease                1,078               1,033
                                                                            -----------         -----------

                                                                                 13,724              13,945

      Accumulated depreciation and amortization                                  (7,306)             (7,628)
                                                                            -----------         -----------

                                                                            $     6,418         $     6,317
                                                                            ===========         ===========

4.   INTANGIBLE ASSETS:

Intangible assets consist of the following (in thousands):

                                                     February 28,        February 28,
                                                         1998                1997
                                                     ------------        ------------
      Covenants not to compete                       $     1,900         $     2,300
      Service contracts                                    3,103               2,494
      Customer lists                                         915               2,115
      Other                                                  760                 579
                                                     -----------         -----------
                                                           6,678               7,488

      Accumulated amortization                            (3,567)             (4,110)
                                                     -----------         -----------

                                                     $     3,111         $     3,378
                                                     ===========         ===========

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands):

                                                       February 28,        February 28,
                                                           1998                1997
                                                       ------------        ------------

      Compensation and benefits                        $     2,280         $     1,749
      Federal, state and local taxes                           111                 961
      Other                                                  1,487               1,220
                                                       -----------         -----------

                                                       $     3,878         $     3,930
                                                       ===========         ===========

6.   LEASING TRANSACTIONS AND SERVICE AGREEMENTS:

     The Company leases systems under operating lease agreements generally for terms of 36 months or longer. The Company's existing leases generally expire over the next four years and include all service and system support. The lessee is responsible for risk of loss, theft or damage to the equipment. The majority of the lessees pay the lease amount in monthly installments and are liable for the full contractual obligation upon cancellation. Customers who purchase a system may obtain a separate service agreement.

     Future minimum lease payments to be received under non-cancelable operating lease and service agreements as of February 28, 1998 are as follows (in thousands):

                 Fiscal Year
                 -----------
                    1999                          $20,629
                    2000                           12,512
                    2001                            7,430
                    2002                            4,972
                                                 --------
                                                 $ 45,543
                                                 ========

7.   RETIREMENT PLAN:

     The Company has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their salaries to the plan. The Company matches 100% of the employee contributions up to 5% of their gross pay and may make discretionary contributions in amounts determined by the Board of Directors. Company matching contributions charged to income were approximately $648,000, $514,000 and $460,000, for fiscal years 1998, 1997 and 1996, respectively.

8.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company has a lease obligation with related parties through September 30, 2000, for certain office space. Under this agreement, the related parties hold a $50,000 security deposit. Additionally, the Company leases other office space and office equipment under operating leases from unrelated parties. Total rent expense for fiscal years 1998, 1997 and 1996 was approximately $1,818,000 $1,661,000, and $1,324,000, respectively, including rent expense to related parties of approximately $418,000 in each year.

     At February 28, 1998, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                      Fiscal Year
                      -----------
                         1999                $  1,792
                         2000                   1,356
                         2001                     933
                         2002                     404
                         2003                     274
                      Thereafter                   86
                                             --------
                                             $  4,845
                                             ========

LITIGATION

     The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that the ultimate outcome of any pending or threatened litigation would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

EMPLOYMENT AGREEMENT

     During fiscal 1998, the Company entered into employment agreements with its Chairman of the Board and Chief Executive Officer. Pursuant to the agreements, each executive will receive annual base salaries of $340,000, subject to cost of living increases. Each executive is eligible to receive an annual bonus in an amount equal to the product of his base salary times the greater of (i) the percentage increase in the Company's earnings per share over the preceding fiscal year or (ii) the percentage increase in the market price of the Company's common stock as of the end of the fiscal year compared to the end of the preceding fiscal year, subject to certain restrictions. Each executive will also receive post-retirement payments of $100,000 per year for a period of ten years after he reaches age 58 1/2.

9.    EARNINGS PER SHARE:

     In fiscal 1998, the Company adopted SFAS No. 128, EARNINGS PER SHARE ("EPS"). SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effect of stock options. All prior year EPS calculations have been restated in accordance with the provisions of SFAS No. 128. Adoption of SFAS No. 128 did not have a material effect on the Company's historically disclosed EPS.

                                                                                                   Per-Share
     (in thousands, except per share amounts)                   Net Income        Shares            Amount
                                                                ----------        ------            ------
      Year ended February 28, 1998

      Basic Earnings Per Share:

        Income available to common stockholders                $     3,158            3,485        $    0.91
                                                                                                   ---------
      Options issued to employees                                                       245
                                                               ------------     -------------
      Diluted Earnings Per Share:

        Income available to common stockholders
        plus assumed conversions                               $     3,158            3,730        $    0.85
                                                               ===========      ===========        =========

      Year ended February 28, 1997
      Basic Earnings Per Share:

        Income available to common stockholders                $     2,614            3,412        $    0.77
                                                                                                   ---------
      Options issued to employees                                                       171
                                                               ------------     -------------
      Diluted Earnings Per Share:

        Income available to common stockholders
        plus assumed conversions                               $     2,614            3,583        $    0.73
                                                               ===========      ===========        =========

      Year ended February 29, 1996
      Basic Earnings Per Share:

        Income available to common stockholders                $     1,882            3,481        $    0.54
                                                                                                   ---------
      Options issued to employees                                                        68
                                                               ------------     -------------
      Diluted Earnings Per Share:

        Income available to common stockholders
        plus assumed conversions                               $     1,882            3,549        $    0.53
                                                               ===========      ===========        =========

10.  INCOME TAXES:

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

                                                                 Year Ended
                                             -----------------------------------------------
                                               February 28,     February 28,    February 29,
                                                   1998             1997            1996
                                             --------------    --------------  -------------
Current tax expense:
    Federal                                    $     1,328       $     1,618     $     1,380
    State                                              459               604             510
                                               -----------       -----------     -----------

                                                     1,787             2,222           1,890
                                               -----------       -----------     -----------

Deferred tax expense:
    Federal                                            117              (449)           (450)
    State                                               40              (169)           (166)
                                               -----------       ------------    ------------

                                                       157              (618)           (616)
                                               -----------       -----------     -----------

    Total income tax expense                   $     1,944       $     1,604     $     1,274
                                               ===========       ===========     ===========


The components of the net deferred tax assets are as follows (in thousands):

                                                       February 28,          February 28,
                                                           1998                  1997
                                                       ------------          ------------
      Deferred income taxes, current:
           Allowance for doubtful accounts            $        --            $       225
           Inventories                                         96                     80
           Accrued expenses                                   138                    276
                                                      -----------            -----------

                                                              234                    581
                                                      -----------            -----------


      Deferred income taxes, long-term:
           Intangible assets                                  717                    519
           Property and equipment                            (130)                  (122)
           Other                                              (31)                    --
                                                      ------------           -----------

                                                              556                    397
                                                      -----------            -----------

      Net deferred tax asset                          $       790            $       978
                                                      ===========            ===========

     A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 34% to the Company's income tax provision is as follows (in thousands):

                                                                     Year Ended
                                                  -----------------------------------------------
                                                   February 28,     February 28,     February 29,
                                                       1998              1997           1996
                                                  -------------      -----------      -----------
Expected income taxes                              $    1,735        $    1,434       $    1,073
State income taxes, net of federal benefit                318               274              234
Research and development tax credit                      (167)              (92)             (66)
Other                                                      58               (12)              33
                                                   ----------        -----------      ----------

                                                   $    1,944        $    1,604       $    1,274
                                                   ==========        ==========       ==========

11. COMMON STOCK:

     The Company has reserved 850,000 shares of its common stock for issuance under its Amended and Restated 1992 Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options are available to employees of the Company. The terms of each option agreement are determined by the Company's Stock Option Committee of the Board of Directors. Under the Company's prior stock option plan, which terminated in April 1992, options to acquire 58,600 shares of common stock remain exercisable through May 6, 2001.

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

A summary of stock option activity is as follows:

                                                                            Exercise           Weighted
                                                                              Price             Average
                                                       Number Of      --------------------      Exercise
                                                        Shares         Low          High         Price
                                                      ----------      -------     --------     ---------
Options outstanding, February 28, 1995                 289,350        $  0.73     $   7.25     $      --
  Granted                                              102,500           4.25         4.75            --
  Exercised                                            (21,000)          0.73         1.78            --
  Canceled                                              (6,900)          1.78         7.00            --
                                                       -------        -------     --------
Options outstanding, February 29, 1996                 363,950           1.78         7.25          4.68
  Granted                                              118,000           8.00         9.00          8.97
  Exercised                                            (82,550)          1.78         7.00          4.26
  Canceled                                                  --             --           --            --
                                                       -------        -------     --------
Options outstanding, February 28, 1997                 399,400           1.78         9.00          5.99
  Granted                                              225,800          12.00        17.00         12.06
  Exercised                                            (51,800)          1.78         9.00          5.65
  Canceled                                              (3,000)         12.00        12.00         12.00
                                                       -------        -------     --------
Options outstanding, February 28, 1998                 570,400        $  1.78     $  17.00      $   8.38
                                                       =======        =======     ========


Additional information regarding options outstanding at February 28, 1998 is as follows:

                                    Options Outstanding                               Options Exercisable
                      -------------------------------------------------    ---------------------------------
       Range
        of                                      Weighted
    Exercisable                                  Average        Weighted                              Weighted
      Prices                Number              Remaining        Average           Number             Average
  ----------------      Outstanding at         Contractual      Exercise       Exercisable at         Exercise
   Low       High      February 28, 1998       Life (Years)       Price       February 28, 1998        Price
  -----     ------     -----------------       ------------    ----------    -----------------      ----------
  $1.78 -   $1.78            58,600                 3.2         $  1.78             58,600          $     1.78
   4.25 -    6.25           117,000                 6.0            5.08            117,000                5.08
   7.00 -    9.00           174,500                 7.0            8.16            174,500                8.16
  12.00 -   17.00           220,300                 9.2           12.06              4,300               15.19
                       -----------------       ------------    ----------    ------------------     -----------
  $1.78 -  $17.00           570,400                 7.3          $ 8.38            354,400               $6.17
                       =================       ===========     ==========    ==================     ===========

     As permitted under SFAS No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO Employees, and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     The fair value of the Company's stock option grants to employees was estimated using a Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: expected lives of 5.23, 5.21 and 5.83 years; volatility factors of 27.9%, 26.8% and 25.4%; risk free interest rates of 6.21%, 6.81% and 6.33% and no dividend payments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-

Scholes model requires the input of highly subjective assumptions including the expected stock price volatility and the expected holding period of options. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants to employees.

     The weighted average fair value of stock options granted was $4.54, $3.43 and $1.65 in fiscal 1998, 1997 and 1996, respectively. Generally, stock options issued under the Plan and the Directors Plan are exercisable within three years from the date of grant and expire ten years after the date of grant.

     Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                Year Ended
                                            ------------------------------------------------
                                              February 28,    February 28,      February 29,
                                                 1998             1997              1996
                                            -------------     -------------    -------------
      Net income (in thousands)
          As reported                         $     3,158       $     2,614      $     1,882
          Pro forma                                 2,772             2,223            1,713

      Diluted Earnings per share
          As reported                         $      0.85       $      0.73      $      0.53
          Pro forma                                  0.74              0.62             0.48

     During fiscal 1998, the Board of Directors authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock. Through February 28, 1998, the Company repurchased 370,800 shares of its outstanding common stock at an aggregate purchase price of $2,187,000, including 34,000 shares from a director for an aggregate purchase price of $189,125.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Unaudited summarized financial data by quarter for fiscal 1998 and 1997 is as follows (in thousands, except earnings per share):

                                                                Quarter Ended
                                         ------------------------------------------------------------------
                                            May 31          August 31         November 30       February 28
                                            ------          ---------         -----------       -----------
Fiscal 1998
  Revenues                               $   11,730    $      12,369        $    12,444        $    13,241
  Operating income                            1,005            1,057              1,150              1,275
  Net income                                    706              734                815                903
  Earnings per share                     $     0.19    $        0.20        $      0.22        $      0.24

                                            May 31          August 31         November 30       February 28
                                            ------          ---------         -----------       -----------
Fiscal 1997
  Revenues                               $    9,663    $      10,294        $    10,599        $    11,345
  Operating income                              812              955                952              1,010
  Net income                                    574              651                661                728
  Earnings per share                     $     0.16    $        0.18        $      0.18        $      0.20

13.  GEOGRAPHIC INFORMATION:

     The Company operates exclusively in one business segment. Geographic information related to revenues, operating income and assets (at year end) is as follows (in thousands):

                                                                                 Year Ended
                                                              -----------------------------------------------
                                                               February 28,     February 28,     February 29,
                                                                   1998             1997             1996
                                                              ---------------   --------------  --------------
      Revenues:
           U.S.                                                $    44,995     $    37,682          $   30,340
           Foreign, principally United Kingdom and Canada            4,789           4,219               3,378
                                                               -----------     -----------          ----------

           Total                                               $    49,784     $    41,901          $   33,718
                                                               ===========     ===========          ==========

      Operating income (loss):

           U.S.                                                $     3,639     $     3,212          $    3,105
           Foreign, principally United Kingdom and Canada              848             517                (300)
                                                               -----------     -----------          ----------

           Total                                               $     4,487     $     3,729          $    2,805
                                                               ===========     ===========          ==========

      Assets (at end of year):

           U.S.                                                $    32,766     $    29,204          $   24,503
           Foreign, principally United Kingdom and Canada            2,348           1,478               1,143
                                                               -----------     -----------          ----------

           Total                                               $    35,114     $    30,682          $   25,646
                                                               ===========     ===========          ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to directors of the Company will be included in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference. Information with respect to executive officers of the Company is presented in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item will be contained in the 1998 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)  1.  INDEX TO FINANCIAL STATEMENTS

     The following financial statements of Equitrac Corporation are filed as part of this report on Form 10-K:

                                                                                               Page
                                                                                               ----
     Report of Independent Certified Public Accountants                                          23
     Report of Independent Certified Public Accountants                                          24
     Balance Sheets - February 28, 1998 and February 28, 1997                                    25
     Statements of Income - Years ended February 28, 1998, February 28, 1997
       and February 29, 1996                                                                     26
     Statements of Stockholders' Equity - Years ended February 28, 1998,
       February 28, 1997 and February 29, 1996                                                   27
     Statements of Cash Flows - Years ended February 28, 1998,
       February 28, 1997 and February 29, 1996                                                   28
     Notes to Financial Statements                                                               29

     2.  SUPPLEMENTAL SCHEDULE

     Report of Independent Certified Public Accountants                                         S-1
     Report of Independent Certified Public Accountants                                       S-1.1
     Schedule II - Valuation and Qualifying Accounts                                            S-2

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

    3.2      Bylaws                                    Incorporated by reference to Exhibit 3.2 to the
                                                       Company's S-1

     4       Form of Common Stock Certificate          Incorporated by reference to Exhibit 4 to the Company's
                                                       S-1

   10.1      Executive Compensation Plan and Arrangements

 10.1 (a)    1992 Stock Option Plan, as amended        Incorporated by reference to the Company's S-8



    Exhibit                                                                    Page or
    Number                     Description                                Method of Filing
    ------                     -----------                                ----------------
 10.1 (b)    Directors Stock Option Plan               Incorporated by reference to Exhibit 10.2 to the
                                                       Company's S-1

 10.1 (c)    Employment Agreement, dated as of June
             17, 1997, between the Company and John
             T. Kane

 10.1 (d)    Employment Agreement, dated as of
             June 17, 1997, between the Company and
             George P. Wilson

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

   22        Subsidiaries                              Incorporated by reference to Exhibit 22.1 to the
                                                       Company's S-1

   24        Consent of Independent Certified Public
             Accountants

   24.1      Consent of Independent Certified Public
             Accountants

   27.1      Financial Data Schedule (for SEC use only).


(C)  REPORTS ON FORM 8-K.

     No reports were filed on Form 8-K during the three months ended February 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on May 26, 1998.

                                          EQUITRAC CORPORATION



                                          By     /s/ George P. Wilson
                                                 ------------------------------
                                                  George P. Wilson
                                                  President and Chief
                                                  Executive Officer

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

          SIGNATURE                                      TITLE                                 DATE
          ---------                                      -----                                 ----
      /s/ John T. Kane                Chairman of the Board of Directors                  May 26, 1998
-------------------------------
        John T. Kane


    /s/ George P. Wilson              President, Chief Executive Officer
-------------------------------       and Director                                        May 26, 1998
      George P. Wilson


     /s/ Scott J. Modist              Vice President - Finance, Treasurer
-------------------------------       and Chief Financial Officer (Principal
         Scott J. Modist              Financial Officer)                                  May 26, 1998



    /s/ Ida Davis-Padron              Controller (Principal Accounting Officer)           May 26, 1998
-------------------------------
      Ida Davis-Padron


    /s/ James F. Courbier             Director                                            May 26, 1998
-------------------------------
      James F. Courbier


     /s/ Marc M. Watson               Director                                            May 26, 1998
-------------------------------
       Marc M. Watson


       /s/ Peter Marx                 Director                                            May 26, 1998
-------------------------------
         Peter Marx

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Equitrac Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements as of February 28, 1998 and the year then ended included in this Form 10-K and have issued our report thereon dated April 14, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The information listed under Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
  April 14, 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Equitrac Corporation:

     Our report on the financial statements of Equitrac Corporation is included on page 24 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the two years in the period ended February 28, 1997, listed in the index on page 43 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Miami, Florida,
  April 14, 1997.




























                                     S-1.1

                                                                     SCHEDULE II

                              EQUITRAC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

     YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                 (in thousands)




COLUMN A                            COLUMN B           COLUMN C         COLUMN D        COLUMN E       COLUMN F
--------                            --------           --------         --------        --------       --------

                                                              ADDITIONS
                                                   ----------------------------------
                                   BALANCE AT         CHARGED TO       CHARGED TO                       BALANCE
                                    BEGINNING          COST AND           OTHER           DEDUCT-       AT END
DESCRIPTION                          OF YEAR           EXPENSES         ACCOUNTS           TIONS        OF YEAR
-----------                          -------           --------         --------           -----        -------
Year ended February 28, 1998
     Allowance for doubtful
     accounts (deducted from
     accounts receivable)            $     550        $     100        $      --       $     --      $     650
Year ended February 28, 1997
     Allowance for doubtful
     accounts (deducted from
     accounts receivable)            $     350        $     200        $      --        $    --      $     550
Year ended February 29, 1996
     Allowance for doubtful
     accounts (deducted from
     accounts receivable)            $     350        $      --        $     100        $   100      $     350