Form 10-Q
period 1998-05-31
EQUITRAC CORPORATION
filed 1998-07-15
CIK 886761

            --------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  -------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ----------------


                           COMMISSION FILE NO. 0-20189

                              EQUITRAC CORPORATION
             (Exact name of Registrant as specified in its charter)


            FLORIDA                                     59-1797862
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

     As of July 8, 1998, there were 3,549,200 shares of the Registrant's common stock, par value $.01, outstanding.



          -----------------------------------------------------------

                              EQUITRAC CORPORATION

                                      INDEX

                                                                                PAGE
                                                                                ----

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheets
                  as of May 31, 1998
                  and February 28, 1998                                           2

                  Condensed Statements of Income
                  for the three months ended
                  May 31, 1998 and 1997                                           3

                  Condensed Statements of
                  Stockholders' Equity and Accumulated Other
                  Comprehensive Income for the three months ended
                  May 31, 1998 and 1997                                           4

                  Condensed Statements of Cash Flows
                  for the three months ended
                  May 31, 1998 and 1997                                           5

                  Notes to Condensed Financial Statements                         6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                     10

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                       14


PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              EQUITRAC CORPORATION
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                            (Unaudited)
                                                               MAY 31,     FEBRUARY 28,
                                ASSETS                          1998           1998
                                                            ------------   ------------
Current assets:
     Cash and cash equivalents                                $  4,993       $  5,819
     Short-term investment securities                            6,770          5,208
     Accounts receivable, net of allowance of $650               8,243          8,178
     Inventories                                                 3,694          2,465
     Deferred income taxes                                         832            234
     Other current assets                                          379            444
                                                              --------       --------
         Total current assets                                   24,911         22,348

     Investment securities                                       2,490          2,497
     Property and equipment, net                                 6,647          6,418
     Intangible assets, net                                      2,862          3,111
     Deferred income taxes                                         648            556
     Other assets                                                  187            184
                                                              --------       --------
         Total assets                                         $ 37,745       $ 35,114
                                                              ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $  1,999       $  1,720
     Accrued expenses and other current liabilities              4,880          3,878
     Unearned income                                             1,213          1,337
                                                              --------       --------
         Total current liabilities                               8,092          6,935
                                                              --------       --------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; 15,000,000 shares
       authorized; 3,913,000 and 3,877,100 shares issued
       at May 31, and February 28, respectively                     39             39
     Additional paid-in capital                                 12,051         11,490
     Retained earnings                                          19,798         18,830
     Accumulated Other comprehensive income                        (48)             7
     Treasury stock, at cost (370,800 shares)                   (2,187)        (2,187)
                                                              --------       --------
         Total stockholders' equity                             29,653         28,179

                                                              --------       --------
           Total liabilities and stockholders' equity         $ 37,745       $ 35,114
                                                              ========       ========

                             See accompanying notes.

                              EQUITRAC CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                              (Unaudited)
                                                          THREE MONTHS ENDED
                                                                 MAY 31,
                                                           1998           1997
                                                       ------------    -----------
Revenues:
     Sales                                               $ 5,988         $ 5,240
     Service and support                                   4,617           3,902
     Rental                                                2,653           2,588
                                                         -------         -------
         Total revenues                                   13,258          11,730
                                                         -------         -------

Costs and expenses:

     Cost of revenues                                      5,287           4,739
     Product development                                     762             773
     Selling expenses                                      1,907           1,725
     General and administrative                            3,929           3,488
                                                         -------         -------
         Total costs and expenses                         11,885          10,725
                                                         -------         -------

             Operating income                              1,373           1,005

Interest income                                              188             134

                                                         -------         -------
             Income before income taxes                    1,561           1,139

Income taxes                                                 593             433
                                                         -------         -------
             Net income                                  $   968         $   706
                                                         =======         =======
Earnings per share:

       Basic                                             $  0.28         $  0.20
                                                         =======         =======

       Diluted                                           $  0.25         $  0.20
                                                         =======         =======






                             See accompanying notes.

                              EQUITRAC CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                    (in thousands, except number of shares)

                                                                      (Unaudited)

                                                    COMMON
                                                   STOCK AND                  ACCUMULATED
                                                   ADDITIONAL                    OTHER                       TOTAL
                                     COMMON         PAID-IN     RETAINED     COMPREHENSIVE  TREASURY      STOCKHOLDERS'
                                     SHARES         CAPITAL     EARNINGS        INCOME        STOCK          EQUITY
                                   -----------    ----------  -----------   -------------- -----------   -------------
Balance, February 28, 1998           3,877,100     $  11,529   $  18,830       $       7   $   (2,187)     $28,179

Net income for the three
  months ended May 31, 1998                 --            --         968              --           --          968

Accumulated other
comprehensive income
   net of tax:

  Unrealized loss on marketable
     securities, net of tax                 --            --          --             (34)          --          (34)
  Translation adjustment                    --            --          --             (21)          --          (21)

Total comprehensive income                  --            --          --              --           --          913

Exercise of employee
   stock options                        35,900           323          --              --           --          323
Tax benefit from stock
plans                                       --           238          --              --           --          238
                                   -----------     ---------   ---------       ---------   ----------      -------
Balance, May 31, 1998                3,913,000     $  12,090   $  19,798       $     (48)  $   (2,187)     $29,653
                                   ===========     =========   =========       =========   ==========      =======


                                                    COMMON
                                                   STOCK AND                  ACCUMULATED
                                                   ADDITIONAL                    OTHER                       TOTAL
                                     COMMON         PAID-IN     RETAINED     COMPREHENSIVE  TREASURY      STOCKHOLDERS'
                                     SHARES         CAPITAL     EARNINGS        INCOME        STOCK          EQUITY
                                   -----------    ----------  -----------   -------------- -----------   -------------
Balance, February 28, 1997           3,800,300     $  10,779   $  15,672       $     (23)  $   (1,653)     $24,775

Net income for the three
  months ended May 31, 1997                 --            --         706              --           --          706

Accumulated other
comprehensive income
   net of tax:

  Unrealized loss on marketable
     securities, net of tax                 --            --          --              (5)          --           (5)
  Translation adjustment                    --            --          --               3           --            3

Total comprehensive income                  --            --          --              --           --          704

Exercise of employee
   stock options                        25,000           160          --              --           --          160

Purchase of treasury stock
   25,000 shares                            --            --          --              --         (294)        (294)
                                   -----------     ---------   ---------       ---------   ----------      -------
Balance, May 31, 1997                3,829,300     $  10,939   $  16,378       $     (25)  $   (1,947)     $25,345
                                   ===========     =========   =========       =========   ==========      =======



                            See accompanying notes.

                              EQUITRAC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         (Unaudited)
                                                                     THREE MONTHS ENDED
                                                                          MAY 31,
                                                                 -------------------------
                                                                     1998          1997
                                                                 ------------   ----------
Cash flows from operating activities:
   Net income                                                       $   968       $   706
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation                                                         688           714
   Amortization                                                         249           338
   Provision for doubtful accounts                                       --           100
   Deferred income taxes                                               (701)           --
   Change in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                            (65)         (846)
         Inventories                                                 (1,229)          121
         Other current assets                                            65            (6)
         Other assets                                                    (3)           (9)
       Increase (decrease) in:
         Accounts payable                                               279          (473)
         Accrued expenses                                             1,240          (345)
         Unearned income                                               (124)           69
                                                                    -------       -------
           Net cash provided by operating activities                  1,367           369
                                                                    -------       -------

Cash flows from investing activities:
  Purchase of property and equipment                                   (917)         (713)
  Acquisitions of product lines, principally intangible assets           --        (1,053)
  Sales and maturities of investment securities                       1,407         1,278
  Purchase of investment securities                                   (2985)         (860)
                                                                    -------       -------
           Net cash used in investing activities                     (2,495)       (1,348)
                                                                    -------       -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                323           160
  Purchase of treasury stock                                             --          (294)
                                                                    -------       -------
           Net cash provided by (used in) financing activities          323          (134)
                                                                    -------       -------

Exchange rate effect on cash                                            (21)            3
                                                                    -------       -------

Net decrease in cash and cash equivalents                              (826)       (1,110)
Cash and cash equivalents, beginning of period                        5,819         4,755
                                                                    -------       -------
Cash and cash equivalents, end of period                            $ 4,993       $ 3,645
                                                                    =======       =======

Supplemental disclosure of cash flow information:
         Cash paid during the period for income taxes               $   249       $   613

                            See accompanying notes.

                              EQUITRAC CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the three months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Securities and Exchange Commission.

     In March 1998, the Company adopted Statement of Financial Accounting Standards No. 130 REPORTING COMPREHENSIVE INCOME ("SFAS 130"). The calculation of comprehensive income is included in the accompanying unaudited Condensed Statements of Stockholder's Equity and Accumulated Other Comprehensive Income.

2.    REVENUE RECOGNITION

     Revenues from sales of company-manufactured products sold to end-users are recognized upon installation and customers' acceptance, in accordance with the provisions of SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenues from sales of company-manufactured products to independent dealers and distributors are recognized upon shipment. Revenues from resale of products by the Equitrac Computer Services ("ECS") division are recognized upon shipment. Service and support revenues are recognized ratably over the contractual period in which the service and support are provided or as the services are provided. Amounts received in advance of services are deferred. Rental contract revenues, which includes service and support on the underlying rental equipment and software, is recognized ratably over the term of the respective lease. Rental contracts are accounted for as operating leases.

3.    USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.    FINANCIAL INSTRUMENTS AND CREDIT RISK

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

5.    CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

6.    INVESTMENT SECURITIES

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Interest and dividends on all securities are recognized when earned.

     Both gross unrealized gains and losses as of May 31, 1998 and 1997, and realized gains and losses on sales of each type of security for the periods ended May 31, 1998 and 1997, were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

7.    INVENTORIES

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

8.    PROPERTY AND EQUIPMENT

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

9.    INTANGIBLE ASSETS

     Intangible assets arise from certain purchase transactions and are amortized on a straight-line basis over the respective estimated useful lives, ranging from three to seven years. The carrying value of intangible assets is subject to periodic review of realizability.

10.   PRODUCT DEVELOPMENT COSTS

     The Company examines its product development costs after technological feasibility has been established to determine the amount of capitalization that is required. For all periods presented herein, product development costs incurred subsequent to the establishment of technological feasibility have not been material.

11.   EARNINGS PER SHARE

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

       (in thousands, except per share amounts)                                                     Per-Share
                                                                 Net Income          Shares          Amount
                                                               ------------     -------------     -------------
      Quarter ended May 31, 1998
      Basic Earnings Per Share:
           Income available to common stockholders             $    968             3,517          $   0.28
      Options issued to employees                                                     302
                                                               ------------     -------------     -------------
      Diluted Earnings Per Share:
           Income available to common stockholders
      plus assumed conversions                                 $    968             3,819          $   0.25
                                                               ============     =============     =============

      Quarter ended May 31, 1997
      Basic Earnings Per Share:
           Income available to common stockholders             $    706             3,471          $   0.20
      Options issued to employees                                                      51
                                                               ------------     -------------     -------------
      Diluted Earnings Per Share:
      Income available to common stockholders
      plus assumed conversions                                 $    706             3,522          $   0.20
                                                               ============     =============     =============

12.   FOREIGN CURRENCY TRANSLATION

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

13.   CONTINGENCIES

     The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that the ultimate outcome of any pending or threatened litigation would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In November, 1997, the Company filed a lawsuit in Canada against Promatek Industries, Ltd., a Canadian company ("Promatek") for infringement of two Canadian patents owned by the Company. Promatek has not yet filed a defense against the Company's claims in the Canadian lawsuit. However, in June 1998, Promatek filed a lawsuit in the United States District Court for the Northern District of Illinois alleging, among other things, violations by the Company of various U.S. antitrust and trade practice laws and seeking injunctive relief and compensatory and punitive damages against the Company. The Company believes that the U.S. lawsuit has been brought by Promatek solely as a defensive measure to encourage the Company to dismiss or settle its Canadian lawsuit. The Company believes that the claims made by Promatek in the U.S. lawsuit are without merit and intends to vigorously defend that action. The Company also intends to continue to pursue enforcement of its patents against Promatek in the Canadian lawsuit.

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


                                                      PERCENTAGE OF TOTAL REVENUES
                                                       FOR THE THREE MONTHS ENDED
                                                                 MAY 31,
                                                      ---------------------------
                                                          1998          1997
                                                      ------------    -----------
Revenues:
     Sales                                                   45.2%           44.7%
     Service and support                                     34.8            33.2
     Rental                                                  20.0            22.1
                                                      -----------     -----------
         Total revenues                                     100.0           100.0
                                                      ===========     ===========

Costs and expenses:
     Cost of revenues                                        39.9            40.4
     Product development                                      5.8             6.6
     Selling expenses                                        14.4            14.7
     General and administrative                              29.6            29.7
                                                      -----------     -----------
         Total costs and expenses                            89.7            91.4
                                                      ===========     ===========
Operating income                                             10.3             8.6
Interest income                                               1.4             1.2
                                                      -----------     -----------
         Income before income taxes                          11.7             9.8

Income taxes                                                  4.5             3.7
                                                      -----------     -----------
         Net income                                           7.2%            6.1%
                                                      ===========     ===========

REVENUES

     SALES REVENUES. Sales revenues for the quarter ended May 31, 1998 increased 14% to $5,988,000 from $5,240,000 in the same quarter last fiscal year. This increase resulted from incremental revenues derived from OEM sales of Pitney Bowes AccuTrac SA Mail Accounting Systems by the Business Technology Division ("BTD") and an increase in sales of cost recovery systems manufactured by the Company. BTD sales revenues totaled $850,000 for the quarter ended May 31, 1998. Sales revenues of company manufactured systems by the Company's cost recovery divisions increased 7% to $4,736,000 for the quarter ended May 31, 1998 from $4,418,000 in the same quarter last fiscal year.

     SERVICE AND SUPPORT REVENUES. Service and support revenues for the quarter ended May 31, 1998 increased 18% to $4,617,000 from $3,902,000 in the same quarter last fiscal year. This increase in service and support revenues resulted from an increase in service contracts in the Company's cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues from the Company's cost recovery divisions increased 14% to $3,838,000 for the quarter ended May 31, 1998 from $3,374,000 in the same quarter last fiscal year. Service and support revenues for the quarter ended May 31, 1998 included $742,000 of revenues generated by the ECS division compared to $528,000 for the same quarter last fiscal year.

     RENTAL REVENUES. Rental revenues increased to $2,653,000 for the quarter ended May 31, 1998 from $2,588,000 in the same quarter last fiscal year. As a percentage of total revenues, rental revenues were 20% for the quarter ended May 31, 1998 compared to 22% in the same quarter last fiscal year. Management anticipates that rental revenues as a percentage of total revenues may continue to decline in future periods.

EXPENSES

     COST OF REVENUES. Cost of revenues is comprised primarily of (i) payroll and other expenses related to customer support and service personnel, (ii) the cost of hardware and system components associated with system sales and service, and (iii) depreciation of rental and service units. Cost of revenues for the quarter ended May 31, 1998 increased to $5,287,000 from $4,739,000 in the same quarter last fiscal year, primarily as a result of increased revenues. Cost of revenues as a percentage of total revenues remained relatively constant at 40% for the quarters ended May 31, 1998 and 1997. Management anticipates that the cost of revenues as a percentage of total revenues may fluctuate in future periods, depending upon the product mix and the concentration of revenues from the Company's ECS and BTD divisions. The majority of sales revenues generated by the ECS and BTD divisions have a higher cost of revenues expense as a percentage of revenues compared to the Company's cost recovery divisions.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses for the quarter ended May 31, 1998 decreased slightly to $762,000 from $773,000 in the same quarter last fiscal year. Product development expenses as a percentage of total revenues was 5.8% for the quarter ended May 31, 1998 compared to 6.6% for the same quarter last fiscal year. Current development efforts were focused primarily on enhancing and expanding the cost recovery product lines as well as developing several new products. Products under development during these periods include (i) TelemeTrac(TM), a product which collects and reports photocopier meter totals remotely through cellular telephone networks, (ii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department, (iii) new version of System 4(TM), a Windows (R) NT based cost recovery servwer with an SQL database engine and (iv) an exclusive OEM product line for Pitney Bowes. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line have not been material. Management anticipates that product development costs may increase during the remainder of fiscal 1999 as the Company invests in the development and enhancements of existing products, as well as, new products.

     SELLING EXPENSES. Selling expenses for the quarter ended May 31, 1998 increased 11% to $1,907,000 from $1,725,000 in the same quarter last fiscal year. Selling expenses as a percentage of total revenues was 14.4% for the quarter ended May 31, 1998 compared to 14.7% for the same quarter last fiscal year. The Company's sales infrastructure supported an increase in revenues without a commensurate increase in selling expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended May 31, 1998 increased 13% to $3,929,000 from $3,488,000 in the same quarter last fiscal year. General and administrative expenses as a percentage of total revenues remained relatively constant at 30% for the quarter ended May 31, 1998 compared to the same quarter last fiscal year.

     INTEREST INCOME. The Company's interest income increased to $188,000 during the quarter ended May 31, 1998 from $134,000 during the same quarter last fiscal year.

     INCOME TAXES. The Company's effective income tax rate was 38% for the quarters ended May 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flows from operations. The Company generated $1,367,000 and $369,000 in cash flows from operating activities for the quarters ended May 31, 1998 and 1997. The Company's cash and cash equivalents and investment securities increased to $14,253,000 at May 31, 1998 from $13,524,000 at February 28, 1998.

     The Company anticipates that its cash and cash equivalents, investment securities and cash flows from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future. The Company is planning on purchasing a new information system during fiscal 1999 and is currently evaluating its existing facilities in order to determine whether they are adequate to meet its current and anticipated space requirements.

     The Board of Directors has authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through May 31, 1998, the Company repurchased 370,800 shares of common stock for an aggregate purchase price of $2,187,000.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statements of Financial Accounting No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). The Company is required to adopt this statement during fiscal year 1999. SFAS 131 establishes standards for reporting information about operating segments. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              None

         B.   Reports on Form 8-K

              None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.

                                              EQUITRAC CORPORATION


Date:    July 14, 1998                        By: /s/ George P. Wilson
                                                  ------------------------------
                                                     George P. Wilson
                                                     President and Chief
                                                     Executive Officer



Date:  July 14, 1998                          By:  /s/ Scott J. Modist
                                                   -----------------------------
                                                     Scott J. Modist
                                                     Senior Vice President and
                                                     Chief Financial Officer