Form 10-Q
period 1998-08-31
EQUITRAC CORPORATION
filed 1998-10-14
CIK 886761

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ].


      As of October 2, 1998, there were 3,525,800 shares of the Registrant's common stock, par value $.01, outstanding.

                              EQUITRAC CORPORATION

                                      INDEX


                                                                                               PAGE
                                                                                               ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets
         as of August 31, 1998
         and February 28, 1998                                                                  2

         Condensed Statements of Income
         for the three months and six months
         ended August 31, 1998 and 1997                                                         3

         Condensed Statements of Stockholders'
         Equity and Accumulated Other
         Comprehensive Income for the six
         months ended August 31, 1998 and 1997                                                  4

         Condensed Statements of Cash Flows
         for the six months ended
         August 31, 1998 and 1997                                                               5

         Notes to Condensed Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                            10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                      15


SIGNATURES                                                                                     15



PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                              EQUITRAC CORPORATION
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                    (Unaudited)
                                                                                      AUGUST 31,     FEBRUARY 28,
                                                                                         1998           1998
                                                                                      ----------     ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                          $  2,473       $  5,819
     Short-term investment securities                                                      6,121          5,208
     Accounts receivable, net of allowances of $650                                        9,454          8,178
     Inventories                                                                           3,940          2,465
     Deferred income taxes                                                                 1,014            234
     Other current assets                                                                    409            444
                                                                                        --------       --------
       Total current assets                                                               23,411         22,348

     Investment securities                                                                 3,905          2,497
     Property and equipment, net                                                           7,306          6,418
     Intangible assets, net                                                                2,654          3,111
     Deferred income taxes                                                                   623            556
     Other assets                                                                            203            184
                                                                                        --------       --------
       Total assets                                                                     $ 38,102       $ 35,114
                                                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $  2,255       $  1,720
     Accrued expenses and other current liabilities                                        4,714          3,878
     Unearned income                                                                         979          1,337
                                                                                        --------       --------
       Total current liabilities                                                           7,948          6,935
                                                                                        --------       --------
Commitments and contingencies (Note 11)

Stockholders' equity:
     Common stock, $.01 par value; 15,000,000 shares authorized; 3,948,100 and
        3,877,100 shares issued at August 31, and February 28, respectively                   39             39
     Additional paid-in capital                                                           12,520         11,490
     Retained earnings                                                                    20,921         18,830
     Accumulated other comprehensive income                                                 (153)             7
     Treasury stock, at cost (419,900 and 370,800 shares at
       August 31, and February 28, respectively)                                          (3,173)        (2,187)
                                                                                        --------       --------
       Total stockholders' equity                                                         30,154         28,179
                                                                                        --------       --------
           Total liabilities and stockholders' equity                                   $ 38,102       $ 35,114
                                                                                        ========       ========



                             See accompanying notes.

                              EQUITRAC CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)
                                   (Unaudited)


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    AUGUST 31,                AUGUST 31,
                                                1998         1997         1998         1997
                                              --------------------      --------------------
Revenues:
     Sales                                    $ 7,552      $ 5,728      $13,540      $10,968
     Service and support                        4,818        4,034        9,435        7,936
     Rental                                     2,655        2,607        5,308        5,195
                                              -------      -------      -------      -------
         Total revenues                        15,025       12,369       28,283       24,099
                                              -------      -------      -------      -------

Costs and expenses:
     Cost of revenues                           6,796        5,103       12,083        9,842
     Product development                          711          708        1,473        1,481
     Selling expenses                           2,003        1,768        3,910        3,493
     General and administrative                 3,894        3,733        7,823        7,221
                                              -------      -------      -------      -------
         Total costs and expenses              13,404       11,312       25,289       22,037
                                              -------      -------      -------      -------

         Operating income                       1,621        1,057        2,994        2,062

Interest income                                   190          136          378          270
                                              -------      -------      -------      -------

         Income before income taxes             1,811        1,193        3,372        2,332

Income taxes                                      688          459        1,281          892
                                              -------      -------      -------      -------

         Net income                           $ 1,123      $   734      $ 2,091      $ 1,440
                                              =======      =======      =======      =======

Earnings per share:
      Basic                                   $  0.32      $  0.21      $  0.59      $  0.41
                                              =======      =======      =======      =======
      Diluted                                 $  0.29      $  0.20      $  0.55      $  0.40
                                              =======      =======      =======      =======





                             See accompanying notes.

                              EQUITRAC CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                    (in thousands, except number of shares)

                                   (Unaudited)

                                                          COMMON
                                                         STOCK AND                   ACCUMULATED
                                                        ADDITIONAL                      OTHER                             TOTAL
                                           COMMON         PAID-IN        RETAINED    COMPREHENSIVE     TREASURY       STOCKHOLDERS'
                                           SHARES         CAPITAL        EARNINGS       INCOME           STOCK           EQUITY
                                          ---------      ---------      ---------    -------------     ---------       ------------
Balance, February 28, 1998                3,877,100      $  11,529      $  18,830      $       7       $  (2,187)      $  28,179



Net income for the six
  months ended August 31, 1998                   --             --          2,091             --              --           2,091

Accumulated other
comprehensive income
   net of tax:

  Unrealized loss on marketable
     securities, net of tax                      --             --             --            (71)             --             (71)

  Translation adjustment                         --             --             --            (89)             --             (89)


Total comprehensive income                       --             --             --             --              --           1,931


Exercise of employee
   stock options                             71,000            617             --             --              --             617

Tax benefit from stock plans                     --            413             --             --              --             413


Purchase of treasury stock
     49,100 shares                               --             --             --             --            (986)           (986)
                                          ---------      ---------      ---------      ---------       ---------       ---------
Balance, August 31, 1998                  3,948,100      $  12,559      $  20,921      $    (153)      $  (3,173)      $  30,154
                                          =========      =========      =========      =========       =========       =========



                                                          COMMON
                                                         STOCK AND                   ACCUMULATED
                                                        ADDITIONAL                      OTHER                             TOTAL
                                           COMMON         PAID-IN        RETAINED    COMPREHENSIVE     TREASURY       STOCKHOLDERS'
                                           SHARES         CAPITAL        EARNINGS       INCOME           STOCK           EQUITY
                                          ---------      ---------      ---------    -------------     ---------       ------------
Balance, February 28, 1997                3,800,300      $  10,779      $  15,672      $     (23)      $  (1,653)      $  24,775


Net income for the six
  months ended August 31, 1997                   --             --          1,440             --              --           1,440

Accumulated other
comprehensive income,
   net of tax:

  Unrealized gain on marketable
     securities, net of tax                      --             --             --              6              --               6

  Translation adjustment                         --             --             --             (8)             --              (8)

Total comprehensive income                       --             --             --             --              --           1,438


Exercise of employee
   stock options                             48,300            291             --             --              --             291

Purchase of treasury
   stock 25,000 shares                           --             --             --             --            (294)           (294)
                                          ---------      ---------      ---------      ---------       ---------       ---------
Balance, August 31, 1997                  3,848,600      $  11,070      $  17,112      $     (25)      $  (1,947)      $  26,210
                                          =========      =========      =========      =========       =========       =========



                             See accompanying notes.

                              EQUITRAC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  (Unaudited)
                                                                               SIX MONTHS ENDED
                                                                                  AUGUST 31,
                                                                            ---------------------
                                                                              1998          1997
                                                                            -------       -------
Cash flows from operating activities:
     Net income                                                             $ 2,091       $ 1,440
     Adjustments to reconcile net income to
         net cash provided by operating activities:
     Depreciation                                                             1,333         1,431
     Amortization                                                               420           615
     Provision for doubtful accounts                                             --           100
     Deferred income taxes                                                     (859)           --
     Change in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                               (1,276)         (764)
           Inventories                                                       (1,475)          335
           Other current assets                                                  35            62
           Other assets                                                         (19)            1
         Increase (decrease) in:
           Accounts payable                                                     535          (142)
           Accrued expenses                                                   1,249          (882)
           Unearned income                                                     (358)           65
                                                                            -------       -------
             Net cash provided by operating activities                        1,676         2,261
                                                                            -------       -------

Cash flows from investing activities:

     Purchase of property and equipment                                      (2,221)       (1,393)
     Acquisitions of product lines, principally intangible assets                --        (1,053)
     Sales and maturities of investment securities                            2,755         1,892
     Purchases of investment securities                                      (5,098)       (2,050)
                                                                            -------       -------
             Net cash used in investing activities                           (4,564)       (2,604)
                                                                            -------       -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                     617           291
     Purchase of treasury stock                                                (986)         (294)
                                                                            -------       -------
          Net cash used in financing activities                                (369)           (3)
                                                                            -------       -------

     Exchange rate effect on cash                                               (89)           (8)
                                                                            -------       -------
     Net decrease in cash and cash equivalents                               (3,346)         (354)

     Cash and cash equivalents, beginning of period                           5,819         4,755
                                                                            -------       -------
     Cash and cash equivalents, end of period                               $ 2,473       $ 4,401
                                                                            =======       =======

     Supplemental disclosure of cash flow information:
        Cash paid during the period for income taxes                        $ 1,340       $ 1,718
                                                                            =======       =======



                             See accompanying notes.

                              EQUITRAC CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the six months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Securities and Exchange Commission.

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

 5.  INVESTMENT SECURITIES

         The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Interest and dividends on all securities are recognized when earned.

         Both gross unrealized gains and losses as of August 31, 1998 and 1997, and realized gains and losses on sales of each type of security for the periods ended August 31, 1998 and 1997, were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

 6.  INVENTORIES

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

 7.  PROPERTY AND EQUIPMENT

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

 8.   PRODUCT DEVELOPMENT COSTS

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

       (in thousands, except per share amounts)                                                    Per-Share
                                                                         Net Income    Shares        Amount
                                                                         ----------    ------      --------
      Quarter ended August 31, 1998
      Basic Earnings Per Share:
           Income available to common stockholders                         $1,123       3,527      $   0.32
                                                                                                   --------
      Options issued to employees                                                         307
                                                                           ------      ------
      Diluted Earnings Per Share:
           Income available to common stockholders
      plus assumed conversions                                             $1,123       3,834      $   0.29
                                                                           ======      ======      ========

      Six months ended August 31, 1998
      Basic Earnings Per Share:
           Income available to common stockholders                         $2,091       3,519      $   0.59
                                                                                                   --------
      Options issued to employees                                                         304
                                                                           ------      ------
      Diluted Earnings Per Share:
           Income available to common stockholders
      plus assumed conversions                                             $2,091       3,823      $   0.55
                                                                           ======      ======      ========

      Quarter ended August 31, 1997
      Basic Earnings Per Share:
           Income available to common stockholders                         $  734       3,482      $   0.21
                                                                                                   --------
      Options issued to employees                                                         265
                                                                           ------      ------
      Diluted Earnings Per Share:
      Income available to common stockholders
      plus assumed conversions                                             $  734       3,747      $   0.20
                                                                           ======      ======      ========

      Six months ended August 31, 1997
      Basic Earnings Per Share:
           Income available to common stockholders                         $1,440       3,477      $   0.41
                                                                                                   --------
      Options issued to employees                                                         164
                                                                           ------      ------
      Diluted Earnings Per Share:
      Income available to common stockholders
      plus assumed conversions                                             $1,440       3,641      $   0.40
                                                                           ======      ======      ========


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


                                                   PERCENTAGE OF TOTAL REVENUES FOR
                                              -------------------------------------------
                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    AUGUST 31,              AUGUST 31,
                                                1998        1997        1998        1997
                                              -------     -------     -------     -------
Revenues:
     Sales                                       50.3%       46.3%       47.9%       45.5%
     Service and support                         32.1        32.6        33.4        32.9
     Rental                                      17.6        21.1        18.7        21.6
                                              -------     -------     -------     -------

         Total revenues                         100.0       100.0       100.0       100.0
                                              -------     -------     -------     -------

Costs and expenses:
     Cost of revenues                            45.2        41.3        42.7        40.8
     Product development                          4.7         5.7         5.2         6.2
     Selling expenses                            13.3        14.3        13.8        14.5
     General and administrative                  25.8        30.2        27.7        30.0
                                              -------     -------     -------     -------

         Total costs and expenses                89.2        91.5        89.4        91.5
                                              -------     -------     -------     -------

         Operating income                        10.8         8.5        10.6         8.5

Interest income                                   1.3         1.1         1.3         1.1
                                              -------     -------     -------     -------

         Income before income taxes              12.1         9.6        11.9         9.6

Income taxes                                      4.6         3.7         4.5         3.7
                                              -------     -------     -------     -------

         Net income                               7.5%        5.9%        7.4%        5.9%
                                              =======     =======     =======     =======


REVENUES

     SALES REVENUES. Sales revenues for the quarter ended August 31, 1998 increased 32% to $7,552,000 from $5,728,000 in the same quarter last fiscal year. Sales revenues for the six months ended August 31, 1998 increased 24% to $13,540,000 from $10,968,000 in the same six month period last fiscal year. This increase resulted from revenues derived from sales of new Business Technology Division ("BTD") products including TelemeTrac and OEM sales of Pitney Bowes AccuTrac Mail accounting systems and an increase in sales of cost recovery systems to professional service firms. BTD sales revenues totaled $1,160,000 and $2,010,000 for the quarter and six months ended August 31, 1998. Sales of cost recovery systems increased 12% to $5,458,000 for the quarter ended August 31, 1998 from $4,886,000 in the same quarter last fiscal year.

     SERVICE AND SUPPORT REVENUES. Service and support revenues for the quarter ended August 31, 1998 increased 19% to $4,818,000 from $4,034,000 in the same quarter last fiscal year. Service and support revenues for the six months ended August 31, 1998 increased 19% to $9,435,000 from $7,936,000 in the same six month period last fiscal year. This increase in service and support revenues resulted from an increase in service contracts in the Company's cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues from the Company's cost recovery divisions increased 12% and 13% for the quarter and six months ended August 31, 1998 compared to the same periods last fiscal year. Service and support revenues for the quarter and six months ended August 31, 1998 included $847,000 and $1,588,000 of revenues generated by the ECS division compared to $493,000 and $1,020,000 for the same periods last fiscal year.

     RENTAL REVENUE. Rental revenues increased to $2,655,000 for the quarter ended August 31, 1998 from $2,607,000 in the same quarter last fiscal year. Rental revenues for the six months ended August 31, 1998 increased to $5,308,000 from $5,195,000 in the same six month period last fiscal year. As a percentage of total revenues, rental revenues were 18% for the quarter ended August 31, 1998 compared to 21% in the same quarter last fiscal year. Management anticipates that rental revenues as a percentage of total revenues may continue to decline in future periods.

EXPENSES

     COST OF REVENUES. Cost of revenues is comprised primarily of (i) payroll and other expenses related to customer support and service personnel, (ii) the cost of hardware and system components associated with system sales and service, and (iii) depreciation of rental and service units. Cost of revenues for the quarter ended August 31, 1998 increased to $6,796,000, or 45.2% of total revenues, from $5,103,000, or 41.3% of total revenues, in the same quarter last fiscal year. Cost of revenues for the six months ended August 31, 1998 increased to $12,083,000, or 42.7% of total revenues, from $9,842,000, or 40.8% of total revenues in the same six month period last fiscal year. This increase in the cost of revenues as a percentage of total revenues is attributable to the increase in revenues from the Company's BTD division for the quarter and six month period ended August 31, 1998. Management anticipates that the cost of revenues as a percentage of total revenues may fluctuate in future periods, depending upon the product mix and the concentration of revenues from the Company's ECS and BTD divisions. The majority of sales revenues generated by the ECS and BTD divisions have a higher cost of revenues expense as a percentage of revenues compared to the Company's cost recovery divisions.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses for the quarter ended August 31, 1998 totaled $711,000, or 4.7% of total revenues which was consistent with $708,000, or 5.7% of total revenues, in the same quarter last fiscal year. Product development expenses for the six months ended August 31, 1998 decreased slightly to $1,473,000, or 5.2% of total revenues, from $1,481,000, or 6.2% of total revenues, in the same six month period last fiscal year. Current development efforts were focused primarily on enhancing and expanding the cost recovery product lines as well as developing several new products. Products under development during these periods include (i) TelemeTrac(TM), a product which collects and reports photocopier meter totals remotely through cellular telephone networks, (ii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department, (iii) new version of System 4(TM), a Windows (R) NT based cost recovery operating system and (iv) enhancements to the Pitney Bowes OEM product line. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line have not been material. Management anticipates that product development costs may increase during the remainder of fiscal 1999 as the Company invests in the development and enhancements of existing products, as well as, new products.

     SELLING EXPENSES. Selling expenses for the quarter ended August 31, 1998 increased to $2,003,000, or 13.3% of total revenues, from $1,768,000, or 14.3% of total revenues, in the same quarter last fiscal year. Selling expenses for the six months ended August 31, 1998 increased to $3,910,000, or 13.8% of total revenues, from $3,493,000, or 14.5% of total revenues, in the same six month period last fiscal year. These decreases in selling expenses as a percentage of revenues resulted primarily from incremental revenues derived per sales representative during the quarter and six months ended August 31, 1998 compared to the same quarter and six month period last fiscal year.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended August 31, 1998 increased to $3,894,000, or 25.8% of total revenues, from $3,733,000, or 30.2% of total revenues, in the same quarter last fiscal year. General and administrative expenses for the six months ended August 31, 1998 increased to $7,823,000, or 27.7% of total revenues, from $7,221,000, or 30.0% of total revenues, in the same six month period last fiscal year. These declines in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through internal sales growth without adding a commensurate level of support and administrative positions.

     INTEREST INCOME. The Company's interest income increased to $190,000 during the quarter ended August 31, 1998 from $136,000 during the same quarter last fiscal year. Interest income for the six months ended August 31, 1998 increased to $378,000 from $270,000 in the same six month period last fiscal year.

     INCOME TAXES. The Company's effective income tax rate was 38% for the quarter and six months ended August 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company generated $1,676,000 and $2,261,000 in cash flows from operating activities for the six months ended August 31, 1998 and 1997, respectively. The Company's cash and cash equivalents and investment securities decreased to $12,499,000 at August 31, 1998 from $13,524,000 at February 28, 1998 primarily as a result of the Company purchasing its own outstanding common stock and the purchase of additional inventory for its BTD and ECS divisions.

     The Board of Directors has authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through August 31, 1998, the Company repurchased 419,900 shares of common stock for an aggregate purchase price of $3,173,000.

     The Company has purchased and has begun implementing a new enterprise-wide information system. The Company has budgeted and anticipates spending approximately $1,000,000 over the remainder of the current fiscal year relating to the purchase and implementation of this new Oracle information system. In addition, the Company will be relocating its manufacturing facilities in anticipation of future growth. The relocation is expected to take place during the second half of fiscal 1999. The Company anticipates that its cash and cash equivalents, investment securities and cash flows from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future.

YEAR 2000 CONSIDERATIONS

     The Company has begun the implementation of a new enterprise wide information system that correctly identifies the Year 2000. The Company is currently implementing Oracle financial modules and expects to complete the implementation before the fourth quarter of calendar year 1999. However, there can be no assurance that this software implementation will be successfully completed, or that the implementation will not have a material adverse impact on the Company's financial position or results of operations. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company. The Company believes that all current versions of its product lines are Year 2000 compliant.

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

                  None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.


                                         EQUITRAC CORPORATION



Date: October 14, 1998                    By: /s/ George P. Wilson
                                             --------------------------------
                                             George P. Wilson
                                             President and Chief
                                             Executive Officer




Date: October 14, 1998                   By: /s/ Scott J. Modist
                                             --------------------------------
                                             Scott J. Modist
                                             Sr. Vice President, Treasurer
                                             and Chief Financial Officer