Form 10-Q
period 1998-11-30
EQUITRAC CORPORATION
filed 1999-01-15
CIK 886761

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes [X]   No [ ] .


     As of January 6, 1999, there were 3,539,500 shares of the Registrant's common stock, par value $.01, outstanding.




================================================================================

                              EQUITRAC CORPORATION

                                      INDEX


                                                                                PAGE
                                                                                ----

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets
          as of November 30, 1998
          and February 28, 1998                                                   2

          Condensed Statements of Income
          for the three months and nine months
          ended November 30, 1998 and 1997                                        3

          Condensed Statement of Stockholders' Equity and
          Accumulated Other Comprehensive Income for the
          nine months ended November 30, 1998 and 1997                            4

          Condensed Statements of Cash Flows
          for the nine months ended
          November 30, 1998 and 1997                                              5

          Notes to Condensed Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                             11


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                       16


SIGNATURES                                                                       16



PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                              EQUITRAC CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  (Unaudited)
                                                                   NOVEMBER 30,   FEBRUARY 28,
                                                                      1998           1998
                                                                   ------------   ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                      $  2,701       $  5,819
     Short-term investment securities                                  6,600          5,208
     Accounts receivable, net of allowances of $650                   10,864          8,178
     Inventories                                                       3,530          2,465
     Deferred income taxes                                             1,130            234
     Other current assets                                                388            444
                                                                    --------       --------
       Total current assets                                           25,213         22,348

Investment securities                                                  3,687          2,497
Property and equipment, net                                            8,009          6,418
Intangible assets, net                                                 2,468          3,111
Deferred income taxes                                                    637            556
Other assets                                                             238            184
                                                                    --------       --------
       Total assets                                                 $ 40,252       $ 35,114
                                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $  1,426       $  1,720
    Accrued expenses and other current liabilities                     6,179          3,878
    Unearned income                                                      781          1,337
                                                                    --------       --------

           Total current liabilities                                   8,386          6,935
                                                                    --------       --------

Stockholders' equity:
    Common stock, $.01 par value; 15,000,000 shares
       authorized; 3,964,200 and 3,877,100 shares issued
       at November 30, and February 28, respectively                      40             39
    Additional paid-in capital                                        12,690         11,490
    Retained earnings                                                 22,605         18,830
    Accumulated other comprehensive income                               (92)             7
    Treasury stock, at cost (430,900 and 370,800 shares at
       November 30, and February 28, respectively)                    (3,377)        (2,187)
                                                                    --------       --------
           Total stockholders' equity                                 31,866         28,179
                                                                    --------       --------
               Total liabilities and stockholders' equity           $ 40,252       $ 35,114
                                                                    ========       ========




                             See accompanying notes.

                              EQUITRAC CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      NOVEMBER 30,              NOVEMBER 30,
                                                 --------------------      --------------------
                                                  1998          1997         1998         1997
                                                 -------      -------      -------      -------
Revenues:
     Sales                                       $ 6,913      $ 5,512      $20,454      $16,480
     Service and support                           4,878        4,306       14,312       12,242
     Rental                                        2,639        2,626        7,947        7,821
                                                 -------      -------      -------      -------

           Total revenues                         14,430       12,444       42,713       36,543
                                                 -------      -------      -------      -------

Costs and expenses:
       Cost of revenues                            5,955        5,223       18,038       15,065
       Product development                           730          669        2,203        2,150
       Selling expenses                            1,870        1,697        5,780        5,190
       General and administrative                  4,195        3,705       12,018       10,926
                                                 -------      -------      -------      -------

            Total costs and expenses              12,750       11,294       38,039       33,331
                                                 -------      -------      -------      -------

            Operating income                       1,680        1,150        4,674        3,212

Gain on sale of assets                               830           --          830           --
Interest income                                      185          165          563          435
                                                 -------      -------      -------      -------

            Income before income taxes             2,695        1,315        6,067        3,647

Income taxes                                       1,011          500        2,292        1,392
                                                 -------      -------      -------      -------

            Net income                           $ 1,684      $   815      $ 3,775      $ 2,255
                                                 =======      =======      =======      =======

Earnings per share

      Basic                                      $  0.48      $  0.23      $  1.07      $  0.66
                                                 =======      =======      =======      =======

      Diluted                                    $  0.45      $  0.22      $  1.00      $  0.62
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

                                                      COMMON
                                                     STOCK AND                     ACCUMULATED
                                                     ADDITIONAL                      OTHER                           TOTAL
                                        COMMON         PAID-IN        RETAINED   COMPREHENSIVE       TREASURY     STOCKHOLDERS'
                                        SHARES         CAPITAL        EARNINGS        INCOME          STOCK         EQUITY
                                       ---------      ---------      ---------      ----------      ----------    -----------
Balance, February 28, 1998             3,877,100      $  11,529      $  18,830      $       7       $  (2,187)      $  28,179


Net income for the nine
  months ended
  November 30, 1998                           --             --          3,775             --              --           3,775

Accumulated other
comprehensive income
   net of tax:

  Unrealized loss on marketable
     securities, net of tax                   --             --             --            (39)             --             (39)
  Translation adjustment                      --             --             --            (60)             --             (60)

Total comprehensive income                    --             --             --             --              --           3,676

Exercise of employee
   stock options                          87,100            733             --             --              --             733
Tax benefit from stock
   plans                                      --            468             --             --              --             468

Purchase of treasury stock
     60,100 shares                            --             --             --             --          (1,190)         (1,190)
                                       ---------      ---------      ---------      ---------       ---------       ---------
Balance, November 30, 1998             3,964,200      $  12,730      $  22,605      $     (92)      $  (3,377)      $  31,866
                                       =========      =========      =========      =========       =========       =========




                                                      COMMON
                                                     STOCK AND                   ACCUMULATED
                                                     ADDITIONAL                     OTHER                             TOTAL
                                        COMMON        PAID-IN        RETAINED   COMPREHENSIVE       TREASURY      STOCKHOLDERS'
                                        SHARES        CAPITAL        EARNINGS       INCOME           STOCK           EQUITY
                                       ---------      --------      ---------      ---------       ---------      -----------
Balance, February 28, 1997             3,800,300      $ 10,779      $  15,672      $     (23)      $  (1,653)      $  24,775

Net income for the nine
  months ended
  November 30, 1997                           --            --          2,255             --              --           2,255

Accumulated other
comprehensive income,
   net of tax:

  Unrealized gain on marketable
     securities, net of tax                   --            --             --             15              --              15
  Translation adjustment                      --            --             --            (36)             --             (36)

Total comprehensive income                    --            --             --             --              --           2,234

Exercise of employee
   stock options                          57,800           326             --             --              --             326

Purchase of treasury stock
  50,000 shares                               --            --             --             --            (534)           (534)

                                       ---------      --------      ---------      ---------       ---------       ---------
Balance, November 30, 1997             3,858,100      $ 11,105      $  17,927      $     (44)      $  (2,187)      $  26,801
                                       =========      ========      =========      =========       =========       =========




                             See accompanying notes.

                              EQUITRAC CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)


                                                                              NINE MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                           ---------------------
                                                                            1998           1997
                                                                           -------       -------
Cash flows from operating activities:
    Net income                                                             $ 3,775       $ 2,255
    Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation                                                             2,094         2,147
    Amortization                                                               597           905
    Provision for doubtful accounts                                             --            50
    Deferred income taxes                                                     (969)           --
    Gain on sale of assets                                                    (830)           --
    Change in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                              (3,061)       (1,681)
           Inventories                                                      (1,516)          456
           Other current assets                                                 56           (51)
           Other assets                                                        (54)            6
         Increase (decrease) in:
           Accounts payable                                                   (294)         (518)
           Accrued expenses                                                  2,397            88
           Unearned income                                                    (468)          446
                                                                           -------       -------

             Net cash provided by operating activities                       1,727         4,103
                                                                           -------       -------

Cash flows from investing activities:

    Purchases of property and equipment                                     (3,852)       (2,027)
    Acquisitions of product lines, principally intangible assets                --        (1,023)
    Cash proceeds from gain on sale of assets                                2,127            --
    Sales and maturities of investment securities                            4,269         2,255
    Purchases of investment securities                                      (6,872)       (3,694)
                                                                           -------       -------

             Net cash used in investing activities                          (4,328)       (4,489)
                                                                           -------       -------


Cash flows from financing activities:
    Proceeds from issuance of common stock                                     733           326
    Purchase of treasury stock                                              (1,190)         (534)
                                                                           -------       -------

             Net cash used in by financing activities                         (457)         (208)
                                                                           -------       -------

    Exchange rate effect on cash                                               (60)          (36)
                                                                           -------       -------

    Net decrease in cash and cash equivalents                               (3,118)         (630)
    Cash and cash equivalents, beginning of period                           5,819         4,755
                                                                           -------       -------
    Cash and cash equivalents, end of period                               $ 2,701       $ 4,125
                                                                           =======       =======

    Supplemental disclosure of cash flow information:
           Cash paid during the period for income taxes                    $ 1,912       $ 1,825




                             See accompanying notes.

                              EQUITRAC CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the nine months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Securities and Exchange Commission.

         In March 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income ("SFAS 130"). The calculation of comprehensive income is included in the accompanying unaudited Condensed Statements of Stockholder's Equity and Accumulated Other Comprehensive Income.

 2.  GAIN ON SALE OF ASSETS

         On November 30, 1998, the Company sold the Equitrac Computer Services ("ECS") division which provides maintenance services on a wide range of computer equipment manufactured by others. ECS revenues for the quarter and nine months ended November 30, 1998 decreased to $1,165,000 and $4,056,000, respectively from $1,484,000 and $4,074,000 in the same periods last fiscal year. The cash proceeds from the sale were $2,127,000 and the Company recorded a gain on sale of assets in the amount of $830,000. The ECS division recorded an operating loss of $117,000 and $217,000 for the quarter and nine months ended November 30, 1998, respectively.

 3.  REVENUE RECOGNITION

         Revenues from sales of company-manufactured products sold to end-users are recognized upon installation and customers' acceptance, in accordance with the provisions of SOP 97-2, Software Revenue Recognition. Revenues from sales of company-manufactured products to independent dealers and distributors are recognized upon shipment. Revenues from resale of products by the ECS division are recognized upon shipment. Service and support revenues are recognized ratably over the contractual period in which the service and support are provided or as the services are provided. Amounts received in advance of services are deferred. Rental contract revenues, which includes service and support on the underlying rental equipment and software, is recognized ratably over the term of the respective lease. Rental contracts are accounted for as operating leases.

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

         Both gross unrealized gains and losses as of November 30, 1998 and 1997, and realized gains and losses on sales of each type of security for the periods ended November 30, 1998 and 1997, were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

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

 10.  FOREIGN CURRENCY TRANSLATION

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


                                                                               Per-Share
     (in thousands, except per share amounts)        Net Income     Shares      Amount
                                                     ----------     ------     --------
Quarter ended November 30, 1998
Basic Earnings Per Share:
     Income available to common stockholders           $1,684       3,520      $   0.48
                                                                               --------
Options issued to employees                                           255
                                                       ------      ------
Diluted Earnings Per Share:
     Income available to common stockholders
plus assumed conversions                               $1,684       3,775      $   0.45
                                                       ======      ======      ========

Nine months ended November 30, 1998
Basic Earnings Per Share:
     Income available to common stockholders           $3,775       3,514      $   1.07
                                                                               --------
Options issued to employees                                           271
                                                       ------      ------
Diluted Earnings Per Share:
     Income available to common stockholders
plus assumed conversions                               $3,775       3,785      $   1.00
                                                       ======      ======      ========

Quarter ended November 30, 1997
Basic Earnings Per Share:
     Income available to common stockholders           $  815       3,497      $   0.23
                                                                               --------
Options issued to employees                                           293
                                                       ------      ------
Diluted Earnings Per Share:
Income available to common stockholders
plus assumed conversions                               $  815       3,790      $   0.22
                                                       ======      ======      ========

Nine months ended November 30, 1997
Basic Earnings Per Share:
     Income available to common stockholders           $2,255       3,397      $   0.66
                                                                               --------
Options issued to employees                                           253
                                                       ------      ------
Diluted Earnings Per Share:
Income available to common stockholders
plus assumed conversions                               $2,255       3,650      $   0.62
                                                       ======      ======      ========


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

     On November 30, 1998, the Company sold the ECS division which provides maintenance services on a wide range of computer equipment manufactured by others. ECS revenues for the quarter and nine months ended November 30, 1998 decreased to $1,165,000 and $4,056,000, respectively from $1,484,000 and $4,074,000 in the same periods last fiscal year. The cash proceeds from the sale were $2,127,000 and the Company recorded a gain on sale of assets in the amount of $830,000. The ECS division recorded an operating loss of $117,000 and $217,000 for the quarter and nine months ended November 30, 1998, respectively.

     The following table sets forth, for the periods presented, selected items in the Condensed Statements of Income as a percentage of total revenues.

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              NOVEMBER 30,          NOVEMBER 30,
                                         -------------------     -------------------
                                           1998        1997        1998        1997
                                         -------     -------     -------     -------
Revenues:
     Sales                                  47.9%       44.3%       47.9%       45.1%
     Service and support                    33.8        34.6        33.5        33.5
     Rental                                 18.3        21.1        18.6        21.4
                                         -------     -------     -------     -------
     Total revenues                        100.0%      100.0%      100.0%      100.0%
                                         -------     -------     -------     -------

Expenses:
     Cost of revenues                       41.3        42.0        42.2        41.2
     Product development                     5.1         5.4         5.2         5.9
     Selling expenses                       12.9        13.6        13.5        14.2
     General and administrative             29.1        29.8        28.1        30.0
                                         -------     -------     -------     -------

       Total expenses                       88.4        90.8        89.0        91.3

       Operating income                     11.6         9.2        11.0         8.7

Gain on sale of assets                       5.8          --         1.9          --
Interest income                              1.3         1.3         1.3         1.2
                                         -------     -------     -------     -------

     Income before income taxes             18.7        10.5        14.2         9.9

Income taxes                                 7.0         4.0         5.4         3.8
                                         -------     -------     -------     -------

     Net income                             11.7%        6.5%        8.8%        6.1%
                                         =======     =======     =======     =======


REVENUES

     SALES REVENUES. Sales revenues for the quarter ended November 30, 1998 increased 25% to $6,913,000 from $5,512,000 in the same quarter last fiscal year. Sales revenues for the nine months ended November 30, 1998 increased 24% to $20,454,000 from $16,480,000 in the same nine month period last fiscal year. The increase resulted primarily from an increase in sales of cost recovery systems to professional service firms and from revenues derived from sales of new Business Technology Division ("BTD") products, including OEM sales of Pitney Bowes AccuTrac Mail Accounting Systems. These increases were offset by decreases in computer equipment resale revenues from the ECS division. Resale revenues decreased by $471,000 and $737,000 for the quarter and nine months ended November 30, 1998 compared to the same periods last fiscal year. Sales of cost recovery systems increased 21% to $5,695,000 for the quarter ended November 30, 1998 from $4,700,000 in the same quarter last fiscal year. BTD sales revenues totaled $861,000 and $2,879,000 for the quarter and nine months ended November 30, 1998.

     SERVICE AND SUPPORT REVENUES. Service and support revenues for the quarter ended November 30, 1998 increased 13% to $4,878,000 from $4,306,000 in the same quarter last fiscal year. Service and support revenues for the nine months ended November 30, 1998 increased 17% to $14,312,000 from $12,242,000 in the same nine month period last fiscal year. This increase in service and support revenues resulted from an increase in service contracts in the Company's cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues from the Company's cost recovery divisions increased 12% and 13% for the quarter and nine months ended November 30, 1998 compared to the same periods last fiscal year. Service and support revenues for the quarter and nine months ended November 30, 1998 and 1997, included $822,000 and $1,691,000 of revenues generated by the ECS division compared to $672,000 and $2,411,000 for the same periods last fiscal year.

     RENTAL REVENUE. Rental revenues for the quarter ended November 30, 1998 were $2,639,000 compared to $2,626,000 in the same quarter last fiscal year. Rental revenues for the nine months ended November 30, 1998 increased to $7,947,000 from $7,821,000 in the same nine month period last fiscal year.


EXPENSES

     COST OF REVENUES. Cost of revenues is comprised primarily of (i) payroll and other expenses related to customer support and service personnel, (ii) the cost of hardware and system components associated with system sales and service, and (iii) depreciation of rental and service units. Cost of revenues for the quarter ended November 30, 1998 increased to $5,955,000, or 41.3% of total revenues, from $5,223,000, or 42.0% of total revenues, in the same quarter last fiscal year. Cost of revenues for the nine months ended November 30, 1998 increased to $18,038,000, or 42.2% of total revenues, from $15,065,000, or 41.2%
of total revenues. Comparing the quarters ended November 30, 1998 and 1997, the decrease in cost of revenues as a percentage of revenues is attributable to the decrease in sales revenues from the ECS division which has a higher cost of revenues expense as a percentage of revenues compared to the Company's cost recovery divisions. For the nine months ended November 30, 1998 and 1997, the increase in the cost of revenues as a percentage of total revenues is attributable to the increase in revenues from the Company's BTD and ECS divisions.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses for the quarter ended November 30, 1998 increased to $730,000, or 5.1% of total revenues from $669,000, or 5.4% of total revenues, in the same quarter last fiscal year. Product development expenses for the nine months ended November 30, 1998 increased to $2,203,000, or 5.2% of total revenues, from $2,150,000, or 5.9% of total revenues, in the same nine month period last fiscal year. Current development efforts were focused primarily on enhancing and expanding the cost recovery product lines as well as developing several new products. Products under development during these periods include (i) TelemeTrac(TM), a product which collects and reports photocopier meter totals remotely through cellular telephone networks, (ii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department, (iii) new version of System 4(TM), a Windows(R) NT based cost recovery operating system and (iv) enhancements to the Pitney Bowes OEM product line. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line have not been material. Management anticipates that product development costs may increase during the remainder of fiscal 1999 as the Company invests in the development and enhancements of existing products, as well as, new products.

     SELLING EXPENSES. Selling expenses for the quarter ended November 30, 1998 increased to $1,870,000, or 12.9% of total revenues from $1,697,000, or 13.6% of total revenues, in the same quarter last fiscal year. Selling expenses for the nine months ended November 30, 1998 increased to $5,780,000, or 13.5% of total revenues, from $5,190,000, or 14.2% of total revenues, in the same nine month period last fiscal year. These decreases in selling expenses as a percentage of revenues resulted from the sales of BTD products which have a lower associated selling expense and incremental revenues derived per sales representative during the quarter and nine months ended November 30, 1998 compared to the same quarter and nine month period last fiscal year.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended November 30, 1998 increased to $4,195,000, or 29.1% of total revenues, from $3,705,000, or 29.8% of total revenues, in the same quarter last fiscal year. General and administrative expenses for the nine months ended November 30, 1998 increased to $12,018,000, or 28.1% of total revenues, from $10,926,000, or 30.0% of total revenues, in the same nine month period last fiscal year. These decreases in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through internal sales growth without adding a commensurate level of support and administrative positions.

     INTEREST INCOME. The Company's interest income increased to $185,000 during the quarter ended November 30, 1998 from $165,000 during the same quarter last fiscal year. Interest income for the nine months ended November 30, 1998 increased to $563,000 from $435,000 in the same nine month period last fiscal year.

     INCOME TAXES. The Company's effective income tax rate was 37.5% and 37.8% for the quarter and nine months ended November 30, 1998, compared to 38.0% and 38.2% in the same quarter and nine month period last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flow from operations. The Company generated $1,727,000 and $4,103,000 in cash flows from operating activities for the nine months ended November 30, 1998 and 1997, respectively. The Company's cash and cash equivalents and investment securities decreased to $12,988,000 at November 30, 1998 from $13,524,000 at February 28, 1998 primarily as a result of the Company purchasing its own outstanding common stock and the purchase of additional inventory for its BTD and ECS divisions. The Company received cash proceeds from the gain on sale of assets in the amount of $2,127,000 during the quarter ended November 30, 1998. The decrease in cash flows from operating activities results from an increase in working capital needs as the Company expands its product lines, resulting in an increase in inventory and accounts receivables.

     The Board of Directors has authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through November 30, 1998, the Company repurchased 430,900 shares of common stock for an aggregate purchase price of $3,377,000.

     The Company has purchased and has begun implementing a new enterprise-wide information system. The Company has budgeted and anticipates spending approximately $600,000 over the remainder of the current fiscal year relating to the purchase and implementation of this new Oracle information system. In addition, the Company will be relocating its manufacturing facilities in anticipation of future growth. The relocation is expected to take place during the first half of fiscal 1999. The Company anticipates that its cash and cash equivalents, investment securities and cash flows from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future.

YEAR 2000 CONSIDERATIONS

     The Company has begun the implementation of a new enterprise wide information system that correctly identifies the Year 2000. The Company is currently implementing Oracle financial modules and expects to complete the implementation before the fourth quarter of calendar year 1999. However, there can be no assurance that this software implementation will be successfully completed, or that the implementation will not have a material adverse impact on the Company's financial position or results of operations. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company. The Company will be formulating a contingency plan with respect to such entities with which it does business. The Company believes that all current versions of its product lines are Year 2000 compliant.

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

              A.  Exhibits

                  27    Financial Data Schedule (for SEC use only)

              B.  Reports on Form 8-K

                  None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.


                                             EQUITRAC CORPORATION



Date:    January 15, 1999                    By: /s/ George P. Wilson
                                                 ------------------------------
                                                 George P. Wilson
                                                 President and Chief
                                                 Executive Officer




Date:    January 15, 1999                    By: /s/ Scott J. Modist
                                                 ------------------------------
                                                 Scott J. Modist
                                                 Sr. Vice President and
                                                 Chief Financial Officer