Form 10-K
period 1999-02-28
EQUITRAC CORPORATION
filed 1999-06-01
CIK 886761

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                              -------------  --------------



                           COMMISSION FILE NO. 0-20189

                             EQUITRAC CORPORATION(R)
             (Exact name of registrant as specified in its charter.)


               FLORIDA                                 59-1797862
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of the registrant's delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At May 1, 1999, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $43,009,143, based on the closing sales price of the common stock on the Nasdaq National Market System on such date.

     The number of shares of the registrant's Common Stock, par value $.01 outstanding, as of May 1, 1999 was 3,539,600.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be filed in connection with the registrant's annual stockholders' meeting are incorporated by reference into
Part III of this report.


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                          PAGE
PART I

   ITEM 1.      BUSINESS                                                                                    2
   ITEM 2.      PROPERTIES                                                                                  9
   ITEM 3.      LEGAL PROCEEDINGS                                                                           9
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         9


PART II

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                                                            11
   ITEM 6.      SELECTED FINANCIAL DATA                                                                    12
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                                    13
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                21
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                                                    39

PART III

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                         40
   ITEM 11.     EXECUTIVE COMPENSATION                                                                     40
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                                                             40
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS                                       40

PART IV

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
                    ON FORM 8-K                                                                            41

SIGNATURES                                                                                                 44

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

     More recently, the Company has focused on developing and marketing products to leading office equipment manufacturers such as Pitney Bowes Inc. and Xerox Corporation.

RECENT DEVELOPMENTS

     SALE OF ECS. On November 30, 1998, the Company sold the Equitrac Computer Services ("ECS") division which provided maintenance services on computer equipment manufactured by third parties. ECS revenues for the nine months ended November 30, 1998 were $4,056,000. The ECS division recorded an operating loss of $217,000 for the nine months ended November 30, 1998.

     PROPOSED RECAPITALIZATION AND MERGER. On February 17, 1999, the Company and Cornerstone Equity Investors, LLC ("Cornerstone") entered into a recapitalization agreement and plan of merger (the "Merger Agreement"), pursuant to which Cornerstone would acquire all of the outstanding shares of common stock of the Company, other than certain shares held by John Kane, George Wilson and certain other members of senior management, for $25.25 per share in cash.

     On April 12, 1999, the Company received notice from Cornerstone that Cornerstone believed that, based upon certain financial information provided by the Company, the Company had suffered an "adverse change" under the Merger Agreement. Cornerstone advised representatives of the Company that it wanted to proceed with the recapitalization and merger transaction but on revised terms. At that time, Cornerstone had not proposed to the Company the revised terms and conditions of a transaction, but had preliminarily indicated that such revised terms would result in the Company's shareholders receiving between $19.00 to $20.00 per share in cash.

     On April 21, 1999, Cornerstone advised the Company that it would be willing to proceed with the recapitalization and merger on substantially the same terms under the Merger Agreement but at a revised price of $21.00 per share in cash. The Company's Board of Directors authorized the Company to proceed with the transactions at $21.00 per share, but conditioned its authorization upon its approval of definitive documentation and receipt of a fairness opinion.

     Since then, Cornerstone has conducted further due diligence on the Company's business and operations, and representatives of the Company and Cornerstone have had discussions with regard to revising the Merger Agreement. As of the date hereof, no agreement has been reached between the parties and there is no assurance that the transaction will proceed.

COST RECOVERY MARKET OVERVIEW

     Equitrac's primary market focus for its cost recovery systems is law, engineering, architectural, accounting, advertising and other professional service firms that bill their clients for office-related expenses in order to recover incurred costs. Billable office-related costs generally represent an important source of revenue to professional service firms. Office equipment expenditures and service costs represent a significant portion of a professional service firm's overhead expenses. As a result, professional service firms require sophisticated technology as a means of tracking and recovering office overhead costs from their clients. Equitrac's systems provide professional service firms with a highly automated means of tracking and accounting for a wide variety of office equipment and services at a cost that can be recovered in a relatively short period of time.

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

     The Company has recognized the trend of customers transitioning away from traditional analog duplicating into new technologies such as digital printing, networked equipment and multifunctional products. As a result, the Company has focused a significant portion of its product development efforts on the development of tracking products to be integrated into this new office technology.

TRANSACTION SERVER SOFTWARE

     Equitrac's server software is designed primarily to support a network of cost recovery control terminals for applications such as photocopy control, facsimile control and telephone call accounting. System software is used for terminal communications, database maintenance, report generation, host system communications, remote system polling and transaction costing. Equitrac develops multiple levels of system software that vary by operating system platform. Each software configuration contains unique feature sets and is designed to match specific customer sizes and requirements. Equitrac's current system software is as follows:

     System 4(TM) - A Windows(R)NT based multi-tasking transaction server with an SQL and ODBC compliant database designed for medium to large multi-site firms.

     System 3(TM) - A DOS based system software that can be easily customized for specific applications designed for a wide range of firm sizes.

     DisburseMate(TM) - Created specifically for small firms with fewer than ten
(10) professionals offering simple reporting and data exporting features.

     PartnerServer - A 32-bit cost recovery system based on client/server architecture specifically designed to integrate with the Partner series of copy and fax terminals.

CONTROL TERMINALS

     Equitrac's control terminals are data entry devices used to accurately track the use of photocopy machines, facsimile machines, postage meters, other office equipment and miscellaneous disbursements. Equitrac develops a number of terminal variations that contain unique feature sets and are designed to match specific customer sizes and requirements. Equitrac's current control terminals are as follows:

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

     Partner - Copy, fax and disbursement terminals designed specifically to work with PartnerServer software. Includes an extensive feature set with search and query capabilities.

DIGITAL PRINT TRACKING SOFTWARE

     Equitrac has invested in the development of new digital print tracking software in response to the proliferation of new digital output devices, such as networked photocopiers, color laser printers and multifunctional devices. Professional service firms that replace traditional walk-up analog copiers with these new digital products can use these products to track usage of such devices and recover the costs of such investments.

     PrintLog(TM) is a digital output tracking solution designed to track all printing activity from the workstation. Designed to work in the Windows(R)3.1, Windows(R)95/98 and Windows(R)NT environments, PrintLog counts all pages printed to laser printers and network photocopiers and assigns each transaction to a client, project or department. PrintLog complements the Company's walk-up copy control terminals by providing seamless integration into an existing cost recovery system.

     PartnerJET is a print tracking software application designed to manage, track and control printing activity from the workstation. Designed to work in the Windows(R)3.1, Windows(R)95/98 and Windows(R)NT environments, PartnerJET is a client/server application that allows for the central administration of validation tables, transaction collection and configuration. PartnerJET offers the flexibility of tracking any combination of printers and applications, operates invisibly to the user and pops up only when a tracked application sends a document to the printer.

TELEMANAGEMENT AND CALL ACCOUNTING SOFTWARE

     Equitrac's telemanagement and call accounting software monitors telephone call usage and automatically records and prices all local, long distance and international calls based on carrier charges or customer-created pricing tables. The software generates comprehensive reports identifying calls made by account number and extension and validates account codes against stored validation tables to ensure the accuracy of call records before posting to the customer's accounting system. Equitrac markets Windows(R)95 and Windows(R)NT based versions of its telemanagement and call accounting software that can be purchased modularly depending on customer size and feature requirements. Applications range from basic call accounting to advanced telemanagement including fraud detection, traffic and facilities management modules. Equitrac markets the following telemanagement products:

     TeleTrac 4 - Windows(R)NT based call accounting and telemanagement software created for integration with System 4 or available as a stand-alone product for both professional and commercial applications.

     PartnerServer Call Accounting - Call accounting and telemanagement software which provides seamless integration to PartnerServer systems.

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

STRATEGIC PARTNERSHIPS

     The Company actively pursues opportunities for strategic partnerships that capitalize on the its market position, technologies and infrastructure. The Company resells some product lines developed and manufactured by others, such as the Partner product line, debit card applications and telemanagement and call accounting software products.

     Under an exclusive OEM supply agreement and strategic alliance, Equitrac manufactures the Pitney Bowes AccuTrac (TM) Mail Accounting System. This system interfaces with Pitney Bowes electronic scales and mailing systems and eliminates the time-consuming manual processes previously used for tracking postage and carrier expenditures. By automating data capture, the AccuTrac system improves a company's ability to manage and report on mail center activity.

     During Fiscal 1999, the Company signed a worldwide agreement with Xerox under which Xerox will market Equitrac's entire line of cost recovery and expense management products through its direct sales force and through its other channels. The integration of Xerox's line of digital products with Equitrac's office equipment management systems will allow Xerox to offer a complete document expense management solution to its customers.

TELEMETRAC(TM)

     TelemeTrac is a wireless copier meter reading system that allows copier dealers and manufacturers to automatically collect meter-billing information from their copier fleets. Based on the Company's core tracking and cellular control channel technologies, TelemeTrac is a low-cost method for copier dealers and manufacturers to collect meter readings to bill for cost-per-copy leases and maintenance contracts.

     TelemeTrac represents a significant shift in technology and business process for an industry that has relied for years on customers and service technicians to collect and report these meter readings in a manual fashion. TelemeTrac eliminates the need for manual meter reading, reduces administrative costs and improves cash flow.

EXPENSE MANAGEMENT SYSTEMS

     As with professional service firms, corporations and government entities incur significant capital outlays acquiring and servicing photocopiers, facsimile machines and other office equipment. The needs of such organizations focus on the ability to track, report and manage office equipment usage, as opposed to recovering their costs, as is common in the professional service firm market. BTD offers a complete commercial product line solution for controlling and reducing office expenses and allocating departmental costs. The Company markets the following expense management products:

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

SALES AND MARKETING

     Equitrac currently markets its cost recovery systems and services through its own sales personnel and, to a lesser extent, through independent dealers. As of February 28, 1999, the Company's direct sales force in the United States totaled 43 sales representatives in 36 locations in or near major metropolitan areas. The Company's sales offices are staffed with customer service personnel who provide technical assistance to the Company's sales staff and customers. The Company's sales representatives are responsible for an assigned geographical territory. Equitrac also markets its systems domestically through facilities management organizations, which contract with businesses to manage specific office equipment such as photocopiers, facsimile machines and postage meters. These organizations market the Company's products with their own products and services.

     Equitrac's cost recovery systems are marketed and serviced internationally through independent dealers and through its own sales personnel. In the United Kingdom, the Company has a direct sales office and employs two sales representatives, and in Canada, the Company has three direct sales offices and employs four sales representatives. Independent dealers currently represent the Company in Europe, the Far East, Australia, South America and Central America. International revenues (including export sales) accounted for approximately 9.9%, 12.1%, 11.5% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively.

     The Company's believes that it has the largest market share of installed cost recovery systems within the legal industry. Future sales of the Company's cost recovery products to the legal industry are expected to result primarily from sales of upgraded products to existing and acquired customers.

     The Company markets its BTD products through its existing cost recovery sales personnel and five sales representatives dedicated to BTD product sales. The division also plans to expand distribution through the addition of sales personnel, the development of additional sales channels, such as independent dealers, and product licensing through OEM opportunities.

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

     At February 28, 1999, the minimum future payments due to the Company during the next four fiscal years under its existing non-cancelable lease and maintenance agreements aggregated approximately $52.5 million, compared to approximately $45.5 million at February 28, 1998.

BACKLOG

     The Company historically has not had a large backlog of system sales orders since customer orders are generally shipped and installed within a short period of time after an order is received. Consequently, order backlog represents only a limited percentage of the system sales anticipated by the Company in any given fiscal period and is not indicative of the Company's actual sales for any future fiscal period. Manufacturing plans and expenditure levels are based primarily on sales forecasts. This absence of significant scheduled backlog could lead to fluctuations in quarterly operating results. The Company's backlog of system sales as of February 28, 1999, was approximately $1.5 million.

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

     Substantially all product development is performed internally. As of February 28, 1999, 38 employees of the Company were engaged in product development. From time to time, the Company also employs independent contractors for specific development products. Equitrac expensed $3,044,000, $2,982,000, and $2,113,000 in fiscal 1999, 1998 and 1997, respectively, for product development.

MANUFACTURING AND QUALITY ASSURANCE

     Equitrac assembles substantially all of the hardware and internally develops substantially all software for its systems. Equitrac's assembly and manufacturing operations consist primarily of procurement, assembly, testing and quality control of components and assembled products. The Company generally uses standard parts and components which are available from multiple sources; however, certain components, such as terminal cases, displays, keypads and power supplies, are purchased from limited sources due to price, quality, availability and other considerations. To date, the Company has not experienced any significant problems obtaining timely deliveries from its suppliers. The Company maintains significant additional quantities of certain key components and continually evaluates alternative sources of supply. The Company purchases directly all of the components utilized to assemble circuit boards for its control terminals and packages such components in complete kits for insertion by circuit board assembly subcontractors. The Company's quality control program includes inspecting all incoming parts, inspecting assembled parts and final testing under simulated operating conditions of all systems prior to shipping.

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

     Competition in the Company's markets is based on a number of factors, including price, service and support, system software capability, product quality, reliability and compatibility. Equitrac believes that it is competitive with respect to each of these factors and that its principal competitive advantages are its extensive customer service and support infrastructure, its product quality, its system compatibility, which allows the Company's systems to integrate easily into a customer's existing computer system, and its continued development efforts on product enhancements and new systems.

     The Company anticipates that the markets for its recently developed products will be very competitive and there is no guarantee that these products will gain market acceptance. The Company does not anticipate achieving the same market share with these products as it has achieved in its cost recovery business.

PROPRIETARY RIGHTS

     The Company has historically relied upon a combination of contractual rights, trademarks, trade secrets, and copyright laws to establish and protect its proprietary rights in its systems and related technologies. Furthermore, the Company's license agreements restrict a customer's use of the Company's software and prohibits disclosure to third parties. Due to the Company's strategic move from proprietary systems to industry-standard applications, the Company is taking actions to further protect its proprietary rights through patents. In connection with the Company's March 1, 1997 acquisition of Professional Systems Group, the Company acquired two Canadian patents. The Company has been awarded a patent on TelemeTrac.

EMPLOYEES

     At February 28, 1999, Equitrac had a total of 430 full-time employees, of which 52 were engaged in manufacturing and product operations, 38 were engaged in product development, 54 were engaged in sales and marketing, 205 were engaged in customer service and support and 81 were engaged in administrative and finance positions. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     Equitrac's corporate headquarters are located in approximately 23,000 square feet of leased office space in Coral Gables, Florida. The Company leases approximately 18,000 square feet of such space from related parties. These leases expire on September 30, 2000. See Note 8 to the Company's Financial Statements, included in Part II, Item 8 hereof. The Company's manufacturing and distribution operations are located in approximately 16,000 square feet of leased space in Miami, Florida. The Company's product development activities are located in approximately 9,000 square feet of leased space in Orlando, Florida. The Company's sales and support staff operate in leased space in 32 locations in the United States, two locations in the United Kingdom and three locations in Canada. The Company believes these existing facilities are adequate to meet its current and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings incident to the normal course of its business. Management believes that adverse decisions in any pending or threatened proceedings would not have a material effect on the Company's financial position, results of operations or cash flows.

     In November 1997, the Company filed a lawsuit in Canada against Promatek Industries, Ltd., a Canadian company ("Promatek") for infringement of two Canadian patents owned by the Company. In June 1998, Promatek filed a lawsuit in the United States District Court for the Northern District of Illinois alleging, among other things, violations by the Company of various U.S. antitrust and trade practice laws and seeking injunctive relief and compensatory and punitive damages against the Company. The Company believes that the U.S. lawsuit has been brought by Promatek solely as a defensive measure to encourage the Company to dismiss or settle its Canadian lawsuit. The Company believes that the claims made by Promatek in the U.S. lawsuit are without merit and intends to vigorously defend that action. The Company also intends to continue to pursue enforcement of its patents against Promatek in the Canadian lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

       Name                    Age                          Position(s)
       ----                    ---                          -----------
John T. Kane                    55      Chairman of the Board of Directors

George P. Wilson                55      President, Chief Executive Officer and Director

Christopher Rickborn            35      Sr. Vice President - Marketing and Technology

Scott J. Modist                 38      Sr. Vice President, Treasurer and Chief Financial Officer

Cid Yousefi                     42      Vice President - Product Development and Information Systems

Patrick J. Raftery              49      Vice President - Sales, U.S. Sales Division

John P. Jones                   57      Vice President - Sales, International

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

     SCOTT J. MODIST, a certified public accountant, was named Senior Vice President and Chief Financial Officer in May 1998. Mr. Modist served as Vice President -Finance, Treasurer and Chief Financial Officer of the Company since April 1992. From November 1983 through April 1992, Mr. Modist was employed by KPMG Peat Marwick L.L.P., and was a senior manager from July 1989 to April 1992.

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

                                                                                 High                 Low
                                                                                 ----                 ---
Fiscal year ended February 28, 1999
     Fourth Quarter                                                                23 3/4            16 3/4
     Third Quarter                                                                 20                17
     Second Quarter                                                                20 1/4            18 3/8
     First Quarter                                                                 22                17

Fiscal year ended February 28, 1998
     Fourth Quarter                                                                19 5/8            16 5/8
     Third Quarter                                                                 17 3/4            14 3/8
     Second Quarter                                                                16 1/2            12 7/8
     First Quarter                                                                 14 5/8            11 1/2

     On May 15, 1999, there were approximately 637 holders of record, including security position listings, of the Company's Common Stock.

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

                                                                                  YEAR ENDED
                                                     --------------------------------------------------------------------
                                                     FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                        1999          1998          1997          1996           1995
                                                     ------------  ------------  ------------  ------------  ------------
                                                            (in thousands, except earnings per share)

Total revenues                                         $55,690       $49,784       $41,901       $33,718       $31,224

Operating income                                         6,284         4,487         3,729         2,805         1,754

Net income                                               4,913         3,158         2,614         1,882         1,287

Earnings per common share:
  Basic                                                $  1.39       $  0.91       $  0.77       $  0.54       $  0.35
  Diluted                                              $  1.29       $  0.85       $  0.73       $  0.53       $  0.34

Number of shares used in per
  share computations:
  Basic                                                  3,531         3,485         3,412         3,481         3,694
  Diluted                                                3,798         3,730         3,583         3,549         3,777

BALANCE SHEET DATA (END OF YEAR):

Cash, cash equivalents and investments                 $11,119       $13,524       $10,902       $10,423       $ 7,383

Working capital                                         17,792        15,413        13,159        12,366        12,343

Total assets                                            39,743        35,114        30,682        25,646        25,436

Total current liabilities                                6,682         6,935         5,907         3,671         3,535

Long-term debt, net of current portion                      --            --            --            --            --

Total stockholders' equity                             $33,061       $28,179       $24,775       $21,824       $21,491

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

     On November 30, 1998, the Company sold the ECS division which provided maintenance services on computer equipment manufactured by third parties. ECS revenues for Fiscal 1999 amounted to $4,056,000 compared to $5,407,000 in the previous fiscal year. The cash proceeds from the sale were $2,127,000 and the Company recorded a gain on sale of assets in the amount of $830,000. The ECS division recorded operating losses of $217,000 and $787,000 for the fiscal years ended February 28, 1999 and 1998, respectively.

     On February 17, 1999, the Company and Cornerstone entered into the Merger Agreement, pursuant to which Cornerstone would acquire all of the outstanding shares of common stock of the Company, other than certain shares held by John Kane, George Wilson and certain other members of senior management, for $25.25 per share in cash.

     On April 12, 1999, the Company received notice from Cornerstone that Cornerstone believed that, based upon certain financial information provided by the Company, the Company had suffered an "adverse change" under the Merger Agreement. Cornerstone advised representatives of the Company that it wanted to proceed with the recapitalization and merger transaction but on revised terms. At that time, Cornerstone had not proposed to the Company the revised terms and conditions of a transaction, but had preliminarily indicated that such revised terms would result in the Company's shareholders receiving between $19.00 to $20.00 per share in cash.

     On April 21, 1999, Cornerstone advised the Company that it would be willing to proceed with the recapitalization and merger on substantially the same terms under the Merger Agreement but at a revised price of $21.00 per share in cash. The Company's Board of Directors authorized the Company to proceed with the transactions at $21.00 per share, but conditioned its authorization upon its approval of definitive documentation and receipt of a fairness opinion.

     Since then, Cornerstone has conducted further due diligence on the Company's business and operations, and representatives of the Company and Cornerstone have had discussions with regard to revising the Merger Agreement. As of the date hereof, no agreement has been reached between the parties and there is no assurance that the transaction will proceed.

     The Company's total revenues, system rental, service and support revenues have increased every year since the Company's inception in 1978. Historically, system rental, service and support revenues have accounted for a majority of the Company's revenues. At February 28, 1999, the minimum future payments due to the Company under its existing non-cancelable lease and service and support agreements aggregated approximately $52.5 million over the next four fiscal years.

     The table below sets forth for the periods indicated: (1) line items from the Company's statements of operations expressed as a percentage of revenues, and (2) the percentage changes in these line items from the prior period.


                                                            PERCENTAGE OF                 PERCENTAGE
                                                           TOTAL REVENUES             INCREASE (DECREASE)
                                                          FOR FISCAL YEARS              FROM PRIOR YEAR
                                               ------------------------------------   ---------------------
                                                  1999          1998        1997        1999         1998
                                               ----------    ----------  ----------   --------    ---------
Revenues:
   Sales                                          48.0%         45.3%       43.3%       18.6%         24.3%
   Service and support                            32.9          33.7        32.0         9.2          25.2
   Rental                                         19.1          21.0        24.7         1.6           1.0
                                               ----------    ----------  ----------

         Total revenues                          100.0%        100.0%      100.0%       11.9          18.8
                                               ---------     ---------   ----------

Costs and expenses:
   Cost of system sales                           13.9          16.0        13.6        (3.2)         39.9
   Cost of system rental, service and
     support                                      28.4          25.2        25.1        25.9          19.7
   Product development                             5.5           6.0         5.0         2.1          41.1
   Selling expenses                               13.5          14.4        15.6         5.1           9.4
   General and administrative                     27.5          29.4        31.8         4.6           9.7
                                               ----------    ----------  ----------

   Total costs and expenses                       88.8          91.0        91.1         9.1          18.7
                                               ----------    ----------  ----------

Operating income                                  11.2           9.0         8.9        40.0          20.3
Gain on sale of assets                             1.5            --           -       100.0             -
Interest income                                    1.4           1.2         1.2        23.6          25.8
                                               ----------    ----------  ----------

Income before income taxes                        14.1          10.2        10.1        54.3          21.0
Income taxes                                       5.3           3.9         3.9        52.3          21.2
                                               ----------    ----------  ----------

Net income                                         8.8%          6.3%        6.2%       55.6          20.8
                                               ==========    ==========  ==========

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 1999, 1998 AND 1997

     SALES REVENUES. Sales revenues increased 19% to $26,718,000 in fiscal 1999 from $22,528,000 in fiscal 1998. This increase resulted primarily from an increase in sales of cost recovery systems by the cost recovery divisions and an increase in sales of business technology products by BTD. These increases were partially offset by a decrease in computer equipment resale revenue by the ECS division. Sales by the Company's cost recovery divisions increased 13% to $21,633,000 in fiscal 1999 from $19,158,000 in fiscal 1998. This increase resulted primarily from sales of new systems to existing customers as part of a trend for professional service firms to upgrade their office equipment technology on a firm-wide basis. Sales by the Company's BTD were $3,415,000 in fiscal 1999 compared to $478,000 in fiscal 1998. This increase in BTD sales resulted primarily from OEM sales of AccuTrac Mail Accounting Systems to Pitney Bowes and sales of TelemeTrac products. ECS computer equipment resale revenues decreased $1,221,000 to $1,671,000 in fiscal 1999 from $2,892,000 in fiscal
1998.

     Sales revenues increased 24% in fiscal 1998 from fiscal 1997. This increase resulted primarily from an increase in sales of cost recovery systems and an increase in computer equipment resale revenues from the ECS division. Sales revenues of cost recovery systems by the Company's cost recovery divisions increased 13% to $19,158,000 in fiscal 1998 from $16,959,000 in fiscal 1997.
This increase resulted primarily from sales of new systems to existing customers as part of a trend for professional service firms to upgrade their office equipment technology on a firm-wide basis. ECS computer equipment resale revenues increased to $2,892,000 in fiscal 1998 from $1,167,000 in fiscal 1997, primarily as a result of expanded geographical sales territory and increased market presence.

     SERVICE AND SUPPORT REVENUES. Service and support revenues increased 9% to $18,332,000 in fiscal 1999 from $16,785,000 in fiscal 1998. This increase in service and support revenues resulted from an increased level of service contracts in the Company's cost recovery divisions offset somewhat by a decrease in service and support revenues from the ECS divisions. The increase in service and support revenues by the cost recovery divisions were derived from maintenance contracts relating to sales of upgraded systems to existing customers, new system sales and from customers who previously leased systems from the Company but have chosen to purchase a new system as their leases expired. Service and support revenues in fiscal 1999 included $2,412,000 of revenues generated by the ECS division, compared to $2,515,000 in fiscal 1998.

     Service and support revenues increased 25% in fiscal 1998 from fiscal 1997. This increase in service and support revenues resulted primarily from an increase in service contracts in the Company's cost recovery divisions and an increase in service and support revenues generated by the ECS division. Service and support revenues from the Company's cost recovery divisions increased 14% to $14,270,000 in fiscal 1998 from $12,491,000 in fiscal 1997. Service and support revenues in fiscal 1998 included $2,515,000 of revenues generated by the ECS division, compared to $920,000 in fiscal 1997.

     RENTAL REVENUES. Rental revenues increased to $10,640,000 in fiscal 1999 from $10,471,000 in fiscal 1998 and $10,364,000 in fiscal 1997. Management anticipates that rental revenues may decline in future periods as the Company continues to be affected by a trend of rental customers purchasing new systems and related service contracts as their rental contracts expire.

     COST OF SYSTEM SALES. Cost of system sales relating to the Company's cost recovery divisions and BTD division is comprised of the cost of hardware and system components and payroll and other expenses related to system assembly and testing. Cost of system sales relating to the ECS division is comprised of the cost of computer equipment purchased for resale. Cost of system sales as a percentage of sales revenues decreased to 29% in fiscal 1999 compared to 35% and 32% in fiscal 1998 and 1997. The decrease in the cost of system sales as a percentage of sales in fiscal 1999 and the increase in fiscal 1998 are primarily attributable to much higher cost of sales as a percentage of related revenues in the Company's ECS division than in the Company's cost recovery divisions and BTD. As ECS sales peaked in fiscal 1998 and then decreased in fiscal 1999, cost of sales for the ECS division was $1,358,000, $2,445,000 and $871,000 for fiscal 1999, 1998 and 1997, respectively. In addition, an increase in the sale of internally developed software products by the cost recovery divisions during fiscal 1999 contributed to the decrease in cost of sales as a percentage of sales revenues.

     COST OF SYSTEM RENTAL, SERVICE AND SUPPORT. Cost of system rental, service and support is comprised primarily of (i) payroll and other expenses related to customer service and support personnel, (ii) depreciation of rental and service equipment and (iii) the cost of hardware and system components used for repairs. Cost of system rental, service and support as a percentage of total rental, service and support revenues was 55% in fiscal 1999 compared to 46% in fiscal 1998 and 44% in fiscal 1997. This increase in cost of rental, service and support in fiscal 1999 over fiscal 1998 and 1997 was due primarily to customer service and support initiatives taken by the Company and, to a lesser extent, an increase in depreciation expense relating to rental and service equipment. During fiscal 1999 the Company increased its branch service staff and national support staff in order to enhance customer service and ensure year 2000 compliance of installed systems. Depreciation of rental and service equipment increased to $2,181,000 in fiscal 1999 from $1,876,000 in fiscal 1998 from $1,729,000 in fiscal 1997. Management anticipates that the cost of system rental, service and support as a percentage of total rental, service and support revenues will increase in fiscal 2000 due to increased personnel and depreciation costs.

     PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased slightly to $3,044,000 in fiscal 1999 from $2,982,000 in fiscal 1998, which represented a 41% increase over fiscal 1997 product development expenses of $2,113,000. Product development expenses were 5.5% of total revenues in fiscal 1999 compared to 6.0% in fiscal 1998 and 5.0% in fiscal 1997. Fiscal 1999 development efforts were focused primarily on enhancing and expanding the cost recovery product lines as well as developing new BTD and OEM products. Products under development during these periods include (i) TelemeTrac(TM), a product which collects and reports photocopier meter totals remotely through cellular telephone networks, (ii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department, (iii) new version of System 4(TM), the Company's Windows (R) NT based cost recovery operating system and (iv) enhancements to the Pitney Bowes OEM product line. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line have not been material. Management anticipates that product development costs may increase during fiscal 2000 as the Company evaluates market opportunities and invests in the development of additional products.

     SELLING EXPENSES. Selling expenses increased 5% to $7,520,000 in fiscal 1999 from $7,153,000 in fiscal 1998, which represented a 9% increase over fiscal 1997 selling expenses of $6,541,000. Selling expenses as a percentage of total revenues were 13.5% in fiscal 1999 compared to 14.4% and 15.6% in fiscal 1998 and 1997, respectively. The decrease in selling expenses as a percentage of revenues in each year was due to the Company's ability to leverage its sales infrastructure in order to increase revenues without a commensurate increase in selling expenses. In addition, the increase in BTD revenue contributed larger sales transactions involving proportionately fewer sales related personnel and expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 5% to $15,288,000 in fiscal 1999 from $14,609,000 in fiscal 1998, which represented a 10% increase over fiscal 1997 general and administrative expenses of $13,312,000. General and administrative expenses as a percentage of total revenues were 27% in fiscal 1999 compared to 29% and 32% in fiscal 1998 and 1997, respectively.

     General and administrative expenses decreased as a percentage of total revenues during fiscal 1999 and 1998 as a result of increases in total revenues without corresponding increases in corporate overhead expenses. These decreases in general and administrative expenses as a percentage of revenues resulted primarily from the Company's ability to increase revenues through internal sales growth without adding a commensurate level of administrative and other support positions.

     Management anticipates that general and administrative expenses will increase as a percentage of total revenues in fiscal 2000 due to increased personnel and benefit costs.

     INTEREST INCOME. The Company earned interest income of $760,000 in fiscal 1999 compared to $615,000 in fiscal 1998 and $489,000 in fiscal 1997. These increases in interest income resulted from higher interest-earning asset balances with the additional investments allocated to high-yielding investment grade securities.

     INCOME TAXES. The Company's effective income tax rate was 38% for fiscal 1999, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations over the past several years principally from cash flows from operations. The Company generated $2,065,000, $6,464,000, and $4,698,000 in cash flows from operating activities in fiscal 1999, 1998 and 1997, respectively. The decrease in cash flows from operating activities resulted from an increase in working capital needs as the Company expanded its product lines, resulting in an increase in inventory and accounts receivables. Cash flows used in investing activities included the acquisition of property and equipment of $6,114,000, $2,782,000, and $2,580,000 in fiscal 1999,
1998 and 1997, respectively. These amounts are primarily related to system rental equipment which is leased to customers and system service equipment which is used to fulfill service contract commitments to customers with service contracts. Also included in purchases of property and equipment during fiscal 1999 was approximately $1,600,000 relating to the implementation of a new enterprise-wide Oracle information system and other new information technology and $300,000 of equipment, furniture and leasehold improvements for a new manufacturing and product operations facility. The Company anticipates spending an additional $600,000 to complete the upgrade of its information technology systems in fiscal 2000. In addition, cash flows used in investing activities in fiscal 1998 included additional purchase price consideration of $625,000 that was paid to ISI pursuant to the acquisition of The Infortext Group.

     The Company anticipates that its cash and cash equivalents, investment securities and cash flows from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future. A principal source of cash flow from operations will be payments received under the Company's lease and service agreements. At February 28, 1999, the future minimum payments due to the Company under its existing non-cancelable lease and service agreements aggregated approximately $52.5 million, of which $21.4 million is due in fiscal 2000.

     The Board of Directors has authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectation of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through February 28,

1999, the Company repurchased 430,900 shares of common stock for an aggregate purchase price of $3,377,000.

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

FOREIGN OPERATIONS

     In fiscal 1999, revenues from foreign operations (including export sales) decreased 8% to $5,531,000 from $6,003,000 in fiscal 1998. The decrease was caused primarily by a decrease in sales in the Far East and Canada due to weaker economic and foreign currency conditions. In addition, revenues derived from rental contracts obtained in the settlement of litigation decreased by approximately $200,000 in fiscal 1999 as these rental contracts expired during fiscal 1999.

     Fiscal 1998 revenues from foreign operations increased 25% over revenues from foreign operations of $4,808,000 in fiscal 1997. The increase in revenues from foreign operations (including export sales) in fiscal 1998 from fiscal 1997 resulted primarily from the sales of new systems to existing customers and increased presence in foreign countries. As a percentage of total revenues, revenues from foreign operations (including export sales) was 9.9% in fiscal 1999 compared to 12.1% and 11.5% in fiscal 1998 and 1997, respectively.

     Equitrac's foreign revenue is subject to the normal risks of foreign operations, such as protective tariffs, export and import controls and transportation delays and interruptions. The Company's direct international sales are billed in foreign currencies and are subject to currency exchange fluctuations.

     Since Equitrac's systems are manufactured in the United States, the Company's foreign operations could be affected by fluctuations in the relative value of the U.S. dollar to foreign currencies. In fiscal years 1999, 1998 and 1997, the effect of foreign currency exchange fluctuations was not significant to the Company.

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-K, including statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to the following: general economic and business conditions; competitive pressures in the cost recovery, expense management and wireless copier meter reading industries; and the ability of the Company to develop, deploy and market new products to successfully integrate its acquired products and services, to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the markets in which it operates.

YEAR 2000 READINESS DISCLOSURE

     Like other businesses dependent upon computerized information processing, the Company must consider "Year 2000" issues. Many computer programs were previously written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The consequences of this issue may include information systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address Year 2000 problems. As a result, significant uncertainty exists in the software industry concerning the potential impact of the year 2000 problem. The Year 2000 problem may also result in additional business opportunities and competitive differentiation.

     The Company believes that it has three general areas to address with respect to the Year 2000 situation (i) the systems and product lines manufactured and marketed by the Company; (ii) the Company's internal information systems and related computer hardware used to operate the business; and (iii) the effects of third party compliance efforts.

     The Company believes that all current versions of its product lines are Year 2000 compliant. Customers can obtain current information about the Year 2000 compliance of the Company's products from the Company's web site. Information on the Company's web site is provided to customers for the sole purpose of assisting in their planning for the year 2000.

     Some of the Company's older product lines require certain software or hardware upgrades to be made Year 2000 compliant. The Company has notified its customers who may have non-compliant products. The Company is currently in the process of providing its non-Year 2000 compliant customers with the necessary hardware or software upgrade. The Company has assembled a team of 15 dedicated technicians to perform these upgrades. The Company is monitoring and tracking the progress of such upgrades on a weekly basis. The Company believes that it will complete this upgrade program by November 30, 1999. The Company estimates that it will cost an additional $500,000 during the fiscal year ending February 29, 2000 to complete these Year 2000 upgrades. This amount consists primarily of salaries, benefits and travel costs associated with the 15 dedicated technicians.

     With respect to internal information systems and technology, the Company has replaced, or is in the process of replacing, its non-Year 2000 compliant systems and technology. The Company is in the process of implementing a new enterprise wide Oracle information system. The Company is currently implementing financial and product operations modules and expects to complete this phase of the implementation by August 31, 1999. However, there can be no assurance that this software implementation will be successfully completed, or that the implementation will not have a material adverse impact on the Company's financial position or results of operations. The Company has tested and believes that its internal technology systems including phone systems, computer networks, servers, E-mail, personal computers, customer support systems and other software and hardware products used to operate the business are Year 2000 compliant at February 28, 1999.

     The third aspect of the Company's Year 2000 analysis involves evaluating the Year 2000 efforts of third parties, including critical suppliers and other partners with whom the Company has strategic relationships. The Company is in the process of contacting such critical suppliers and business partners. If the Company determines, that the Year 2000 exposure of any critical supplier or other strategic relationships could result in material disruptions of business, the Company would develop appropriate contingency plans. If certain critical third party suppliers experience difficulties resulting in a material interruption of service to the Company, such interruption could result in a material adverse effect on the Company's financial position and results of operations.

RECENT ACCOUNTING STATEMENTS

     In March 1998, the ACSEC issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. Management does not expect the adoption of this standard to have a material effect on the Company's financial statements and believes its current accounting for software obtained for internal use complies with SOP 98-1.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133") was issued in June 1998 and is effective for the Company's fiscal year ending February 28, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 will have no material impact on its financial statements as it has entered into no derivative contracts and has no current plans to do so in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Equitrac Corporation:

     We have audited the accompanying balance sheets of Equitrac Corporation (a Florida corporation) as of February 28, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equitrac Corporation as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Miami, Florida,
  May 10, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Equitrac Corporation:

     We have audited the accompanying statements of income, stockholders' equity and cash flows for the year ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Equitrac Corporation and of its cash flows for the year ended February 28, 1997 in conformity with generally accepted accounting principles.



PRICEWATERHOUSECOOPERS LLP

Miami, Florida,
  April 14, 1997.

                              EQUITRAC CORPORATION
                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                   February 28,    February 28,
                                         ASSETS                        1999            1998
                                                                   ------------    ------------
Current assets:
    Cash and cash equivalents                                        $    964        $  5,819
    Short-term investment securities                                    7,383           5,208
    Accounts receivable, net of allowances of $900
      and $650 in 1999 and 1998, respectively                          10,600           8,178
    Inventories                                                         3,946           2,465
    Deferred income taxes                                               1,166             234
    Other current assets                                                  415             444
                                                                     --------        --------

           Total current assets                                        24,474          22,348

Investment securities                                                   2,772           2,497
Property and equipment, net                                             9,302           6,418
Intangible assets, net                                                  2,312           3,111
Deferred income taxes                                                     562             556
Other assets                                                              321             184
                                                                     --------        --------

           Total assets                                              $ 39,743        $ 35,114
                                                                     ========        ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  2,084        $  1,720
    Accrued expenses and other current liabilities                      3,673           3,878
    Unearned income                                                       925           1,337
                                                                     --------        --------

           Total current liabilities                                    6,682           6,935
                                                                     --------        --------
Commitments and contingencies (note 8)



Stockholders' equity:
    Common stock, $.01 par value; 15,000,000 shares
       authorized; 3,970,500 and 3,877,100 shares issued
       in 1999 and 1998, respectively                                      40              39
    Additional paid-in capital                                         12,746          11,490
    Retained earnings                                                  23,743          18,830
    Accumulated other comprehensive income                                (91)              7
    Treasury stock, at cost (430,900 and 370,800 shares in
           1999 and 1998, respectively)                                (3,377)         (2,187)
                                                                     --------        --------

           Total stockholders' equity                                  33,061          28,179
                                                                     --------        --------

               Total liabilities and stockholders' equity            $ 39,743        $ 35,114
                                                                     ========        ========


                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                    February 28, February 28,   February 28,
                                                       1999         1998           1997
                                                    ------------ ------------   ------------
Revenues:
    Sales                                            $26,718       $22,528       $18,126
    Service and support                               18,332        16,785        13,411
    Rental                                            10,640        10,471        10,364
                                                     -------       -------       -------

       Total revenues                                 55,690        49,784        41,901
                                                     -------       -------       -------

Costs and expenses:
    Cost of system sales                               7,729         7,986         5,710
    Cost of system rental, service and support        15,825        12,567        10,496
    Product development                                3,044         2,982         2,113
    Selling expenses                                   7,520         7,153         6,541
    General and administrative                        15,288        14,609        13,312
                                                     -------       -------       -------


       Total costs and expenses                       49,406        45,297        38,172
                                                     -------       -------       -------


       Operating income                                6,284         4,487         3,729


Gain on sale of assets                                   830            --            --

Interest income                                          760           615           489
                                                     -------       -------       -------


       Income before income taxes                      7,874         5,102         4,218


Income taxes                                           2,961         1,944         1,604
                                                     -------       -------       -------

       Net income                                    $ 4,913       $ 3,158       $ 2,614
                                                     =======       =======       =======

Earnings per share:

       Basic                                         $  1.39       $  0.91       $  0.77
                                                     =======       =======       =======

       Diluted                                       $  1.29       $  0.85       $  0.73
                                                     =======       =======       =======








                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                                      COMMON
                                                     STOCK AND                      ACCUMULATED
                                                     ADDITIONAL                        OTHER                             TOTAL
                                       COMMON          PAID-IN        RETAIN       COMPREHENSIVE       TREASURY      STOCKHOLDERS'
                                       SHARES          CAPITAL        EARNINGS         INCOME            STOCK           EQUITY
                                      ---------      ----------       ---------    -------------       ---------     -------------
Balance, February 29, 1996            3,717,750       $  10,427       $  13,058       $      (8)       $  (1,653)       $  21,824

Net income for the year
  ended February 28, 1997                    --              --           2,614              --               --            2,614

Accumulated other
comprehensive income
   net of tax:

  Unrealized loss on marketable
     securities, net of tax                  --              --              --             (17)              --              (17)
  Translation adjustment                     --              --              --               2               --                2

Total comprehensive income                   --              --              --              --               --            2,599

Exercise of stock options                82,550             352              --              --               --              352
                                      ---------       ---------       ---------       ---------        ---------        ---------
Balance, February 28, 1997            3,800,300          10,779          15,672             (23)          (1,653)          24,775

Net income for the year
  ended February 28, 1998                    --              --           3,158              --               --            3,158

Accumulated other
comprehensive income
  net of tax:

  Unrealized gain on marketable
     securities, net of tax                  --              --              --              52               --               52
  Translation adjustment                     --              --              --             (22)              --              (22)

Total comprehensive income                   --              --              --              --               --            3,188

Exercise of stock options                76,800             750              --              --               --              750

Purchase of treasury
  stock 40,000 shares                        --              --              --              --             (534)            (534)

                                      ---------       ---------       ---------       ---------        ---------        ---------
Balance, February 28, 1998            3,877,100          11,529          18,830               7           (2,187)          28,179

Net income for the year ended
  February 28, 1999                          --              --           4,913              --               --            4,913

Accumulated other
comprehensive income,
  net of tax:

  Unrealized loss on marketable
    securities, net of tax                   --              --              --             (60)              --              (60)
  Translation adjustment                     --              --              --             (38)              --              (38)

Total comprehensive income                   --              --              --              --               --            4,815

Exercise of stock options                93,400             783              --              --               --              783

Tax benefit from stock plans                 --             474              --              --               --              474

Purchase of treasury
  stock 60,100 shares                        --              --              --              --           (1,190)          (1,190)
                                      ---------       ---------       ---------       ---------        ---------        ---------
Balance, February 28, 1999            3,970,500       $  12,786       $  23,743       $     (91)       $  (3,377)       $  33,061
                                      =========       =========       =========       =========        =========        =========


                 See accompanying notes to financial statements.

                              EQUITRAC CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                 FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                                                    1999              1998               1997
                                                                -------------     -------------     -------------
Cash flows from operating activities:
Net income                                                       $    4,913        $    3,158        $    2,614
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation                                                          3,063             2,688             2,321
Amortization                                                            755             1,160             1,090
Provision for doubtful accounts                                         250               100               200
Deferred income taxes                                                  (936)              157              (618)
Gain on sale of assets                                                 (830)               --                --
Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                             (3,047)           (1,800)           (1,987)
     Inventories                                                     (1,932)               42              (343)
     Other current assets                                                29              (103)               53
     Other assets                                                      (137)               10               (47)
Increase (decrease) in:
     Accounts payable                                                   364               453               473
     Accrued expenses                                                  (103)              262               715
     Unearned income                                                   (324)              337               227
                                                                 ----------        ----------        ----------

       Net cash provided by operating activities                      2,065             6,464             4,698
                                                                 ----------        ----------        ----------

Cash flows from investing activities:
     Purchases of property and equipment                             (6,114)           (2,782)           (2,580)
     Acquisitions of product lines, principally
       intangible assets                                                 --            (1,023)           (1,934)
     Cash proceeds from sale of assets                                2,127                --                --
     Sales and maturities of investment securities                    6,066             3,739             2,338
     Purchases of investment securities                              (8,554)           (5,214)           (3,122)
     Decrease in restricted cash                                         --                --             1,450
                                                                 ----------        ----------        ----------

       Net cash used in investing activities                         (6,475)           (5,280)           (3,848)
                                                                 ----------        ----------        ----------

Cash flows from financing activities:
     Repayment of acquisition obligations                                --                --               (30)
     Proceeds from issuance of common stock                             783               436               352
     Purchase of treasury stock                                      (1,190)             (534)               --
                                                                 ----------        ----------        ----------
       Net cash (used in) provided by financing activities             (407)              (98)              322
                                                                 ----------        ----------        ----------
Exchange rate effect on cash                                            (38)              (22)                2
                                                                 ----------        ----------        ----------
Net (decrease) increase in cash and cash equivalents                 (4,855)            1,064             1,174
Cash and cash equivalents, beginning of year                          5,819             4,755             3,581
                                                                 ----------        ----------        ----------
Cash and cash equivalents, end of year                           $      964        $    5,819        $    4,755
                                                                 ==========        ==========        ==========
Supplemental disclosure of cash flow information:
     Cash paid during the year for income taxes                  $    3,247        $    2,144        $    1,502





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

     Through November 30, 1998, the Company provided maintenance services on third party computer equipment manufactured by others through its Equitrac Computer Services ("ECS") division. This multi-vendor support included installation, preventive maintenance and on-site repair service. On November 30, 1998, the Company sold the ECS division. The cash proceeds from the sale were $2,127,000 and the Company recorded a gain on sale of assets in the amount of $830,000.

REVENUE RECOGNITION

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4) SOFTWARE REVENUE RECOGNITION.

     Revenues from sales of company-manufactured products sold to end-users are recognized upon installation and customers' acceptance. Revenues from sales of company-manufactured products to independent dealers and distributors are recognized upon shipment. Revenues from resale of products by the ECS division are recognized upon shipment. Service and support revenues are recognized ratably over the contractual period in which the service and support are provided or as the services are provided. Amounts received in advance of services are deferred. Rental contract revenues, which includes service and support on the underlying rental equipment and software, is recognized ratably over the term of the respective lease. Rental contracts are accounted for as operating leases.

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

INTANGIBLE ASSETS

     Intangible assets arise from certain purchase transactions and are amortized on a straight-line basis over the respective estimated useful lives, ranging from three to seven years. The Company periodically reviews intangible assets to determine if any impairment exists. As of February 28, 1999, in the opinion of management, there has been no such impairment. The Company removes the cost and accumulated amortization of individual intangible assets once fully amortized.

PRODUCT DEVELOPMENT COSTS

     The Company examines its product development costs after technological feasibility has been established to determine the amount of capitalization that is required. For all periods presented herein, product development costs incurred subsequent to the establishment of technological feasibility have not been material.

FOREIGN CURRENCY TRANSLATION

     Translation of foreign currencies into U.S. dollars is computed for revenue and expense accounts using average exchange rates during the year. Net assets of the Company's Canadian operations, whose "functional currency" is the Canadian dollar are translated at current rates of exchange, with the resulting translation adjustment shown in the "Accumulated Other Comprehensive Income" caption in the stockholders' equity section of the accompanying balance sheets. The functional currency for the Company's other foreign operations is the U.S. dollar. Net assets of these operations are translated at current rates of exchange, with the resulting translation gains and losses included in the statements of income.

SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information,"("SFAS 131") effective December 31, 1998. SFAS 131 establishes standards for the way that public companies report selected information about operating segments in annual interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company operates its business as a single segment. As a result, no additional disclosure was required.

COMPREHENSIVE INFORMATION

     In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income, changes in the value of available-for-sale securities, and the gains and losses resulting from foreign currency translation and is presented in the "Accumulated Other Comprehensive Income" section of the statements of stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the
American Institute of Certified Public Accountants issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. Management does not expect the adoption of this standard to have a material effect on the Company's financial statements and believes its current accounting for software obtained for internal use complies with SOP 98-1.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998 and is effective for the Company's fiscal year ending February 28, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 will have no material impact on its financial statements as it has entered into no derivative contracts and has no current plans to do so in the foreseeable future.

2.   INVESTMENT SECURITIES:

Available-for-sale investment securities consist of the following (in thousands):

                                                                            February 28,         February 28,
                                                                               1999                 1998
                                                                          ---------------     ----------------
Estimated fair value:
    Corporate bonds                                                         $     2,753         $     3,413
    Municipal bonds                                                               2,525               2,095
    U.S. Government obligations                                                   3,963               1,397
    Preferred stock                                                                 814                 800
    Common stock                                                                    100                  --
                                                                            -----------         -----------
                                                                            $    10,155         $     7,705
                                                                            ===========         ===========

3.   PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                                        Useful              February 28,       February 28,
                                                         Lives                  1999               1998
                                                      ---------           ---------------    ----------------
    System rental and service equipment                 5 years             $    11,058         $     9,614
    Furniture, fixtures and equipment                  3-5 years                  4,084               3,032
    Leasehold improvements                             3-16 years                   763               1,078
                                                                            -----------         -----------

                                                                                 15,905              13,724

    Accumulated depreciation and amortization                                    (6,603)             (7,306)
                                                                            -----------         -----------

                                                                            $     9,302         $     6,418
                                                                            ===========         ===========

4.   INTANGIBLE ASSETS:

Intangible assets consist of the following (in thousands):

                                                                            February 28,        February 28,
                                                                                1999                1998
                                                                            --------------     ---------------
    Covenants not to compete                                                 $        --         $     1,900
    Service contracts                                                              3,083               3,103
    Customer lists                                                                   470                 915
    Other                                                                            744                 760
                                                                             -----------         -----------
                                                                                   4,297               6,678

    Accumulated amortization                                                      (1,985)             (3,567)
                                                                             -----------         -----------

                                                                             $     2,312         $     3,111
                                                                             ===========         ===========

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                             February 28,         February 28,
                                                                                 1999                1998
                                                                            --------------      --------------
    Compensation and benefits                                                $     2,933         $     2,280
    Federal, state and local taxes                                                   196                 111
    Other                                                                            544               1,487
                                                                             -----------         -----------

                                                                             $     3,673         $     3,878
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

     Future minimum lease payments to be received under non-cancelable operating lease and service agreements as of February 28, 1999 are as follows (in thousands):

                                Fiscal Year
                                -----------
                                   2000                           $21,358
                                   2001                            14,682
                                   2002                             9,552
                                   2003                             6,914
                                                                 --------
                                                                 $ 52,506
                                                                 ========

7.   RETIREMENT PLAN:

     The Company has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their salaries to the plan. The Company matches 100% of the employee contributions up to 5% of their gross pay and may make discretionary contributions in amounts determined by the Board of Directors. Company matching contributions charged to income were approximately $607,000, $648,000 and $514,000, for fiscal years 1999, 1998 and 1997, respectively.

8.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company has a lease obligation with related parties through September 30, 2000, for certain office space. Under this agreement, the related parties hold a $50,000 security deposit. Additionally, the Company leases other office space and office equipment under operating leases from unrelated parties. Total rent expense for fiscal years 1999, 1998 and 1997 was approximately $1,914,000 $1,818,000, and $1,661,000, respectively, including rent expense to related parties of approximately $418,000 in each year.

     At February 28, 1999, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                               Fiscal Year
                               -----------
                                  2000                          $  1,855
                                  2001                             1,157
                                  2002                               667
                                  2003                               494
                                  2004                               279
                            Thereafter                                86
                                                                --------
                                                                $  4,538
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

     In November 1997, the Company filed a lawsuit in Canada against Promatek Industries, Ltd., a Canadian company ("Promatek") for infringement of two Canadian patents owned by the Company. In June 1998, Promatek filed a lawsuit in the United States District Court for the Northern District of Illinois alleging, among other things, violations by the Company of various U.S. antitrust and trade practice laws and seeking injunctive relief and compensatory and punitive damages against the Company. The Company believes that the U.S. lawsuit has been brought by Promatek solely as a defensive measure to encourage the Company to dismiss or settle its Canadian lawsuit. The Company believes that the claims made by Promatek in the U.S. lawsuit are without merit and intends to vigorously defend that action. The Company also intends to continue to pursue enforcement of its patents against Promatek in the Canadian lawsuit.

EMPLOYMENT AGREEMENTS

     During fiscal 1998, the Company entered into employment agreements with its Chairman of the Board and Chief Executive Officer. Pursuant to the agreements, each executive receives annual base salaries of $340,000, subject to cost of living increases and other benefits. Each executive is eligible to receive an annual bonus in an amount equal to the product of his base salary times the greater of (i) the percentage increase in the Company's earnings per share over the preceding fiscal year or (ii) the percentage increase in the market price of the Company's common stock as of the end of the fiscal year compared to the end of the preceding fiscal year, subject to certain restrictions. During the fiscal years ended February 28, 1999 and 1998, each executive was paid an annual bonus of $100,000 and $90,000, respectively. Each executive will also receive post-retirement payments of $100,000 per year for a period of ten years after he reaches age 58 1/2.

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

                                                                                       Per-Share
    (in thousands, except per share amounts)        Net Income         Shares           Amount
                                                    ----------       ----------       ----------
    Year ended February 28, 1999
    Basic Earnings Per Share:
      Income available to common stockholders       $    4,913            3,531       $     1.39
                                                                                      ----------
    Options issued to employees                                             267
                                                    ----------       ----------
    Diluted Earnings Per Share:
      Income available to common stockholders
      plus assumed conversions                      $    4,913            3,798       $     1.29
                                                    ==========       ==========       ==========

    Year ended February 28, 1998
    Basic Earnings Per Share:
      Income available to common stockholders       $    3,158            3,485       $     0.91
                                                                                      ----------
    Options issued to employees                                             245
                                                    ----------       ----------
    Diluted Earnings Per Share:
      Income available to common stockholders
      plus assumed conversions                      $    3,158            3,730       $     0.85
                                                    ==========       ==========       ==========

    Year ended February 28, 1997
    Basic Earnings Per Share:
      Income available to common stockholders       $    2,614            3,412       $     0.77
                                                                                      ----------
    Options issued to employees                                             171
                                                    ----------       ----------
    Diluted Earnings Per Share:
      Income available to common stockholders
      plus assumed conversions                      $    2,614            3,583       $     0.73
                                                    ==========       ==========       ==========

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

                                                                                   Year Ended
                                                               ------------------------------------------------
                                                                 February 28,     February 28,    February 28,
                                                                     1999             1998            1997
                                                               --------------    --------------  --------------
Current tax expense:
    Federal                                                       $     3,013       $     1,328     $     1,618
    State                                                                 884               459             604
                                                                  -----------       -----------     -----------

                                                                        3,897             1,787           2,222
                                                                  -----------       -----------     -----------

Deferred tax expense:
    Federal                                                              (726)              117            (449)
    State                                                                (210)               40            (169)
                                                                  -----------       -----------     -----------

                                                                         (936)              157            (618)
                                                                  -----------       -----------     -----------

    Total income tax expense                                      $     2,961       $     1,944     $     1,604
                                                                  ===========       ===========     ===========


The components of the net deferred tax assets are as follows (in thousands):


                                                                  February 28,                    February 28,
                                                                     1999                             1998
                                                                 -----------                      -----------
Deferred income taxes, current:
   Allowance for doubtful accounts                              $        164                      $         -
   Inventories                                                           138                               96
   Accrued expenses                                                      864                              138
                                                                 -----------                      -----------
                                                                       1,166                              234
                                                                 -----------                      -----------


Deferred income taxes, long-term:
   Intangible assets                                                     820                              717
   Property and equipment                                               (256)                            (130)
   Other                                                                  (2)                             (31)
                                                                 -----------                      -----------

                                                                         562                              556
                                                                 -----------                      -----------

   Net deferred tax asset                                        $     1,728                      $       790
                                                                 ===========                      ===========


     A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 34% to the Company's income tax provision is as follows (in thousands):


                                                                                    Year Ended
                                                                -------------------------------------------------
                                                                 February 28,      February 28,      February 28,
                                                                    1999              1998               1997
                                                                --------------     ------------      ------------
Expected income taxes                                             $    2,677        $    1,735       $    1,434
State income taxes, net of federal benefit                               442               318              274
Research and development tax credit                                     (170)             (167)             (92)
Other                                                                     12                58              (12)
                                                                  ----------        ----------       -----------

                                                                  $    2,961        $    1,944       $    1,604
                                                                  ==========        ==========       ==========

11. COMMON STOCK:

     The Company has reserved 850,000 shares of its common stock for issuance under its Amended and Restated 1992 Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options are available to employees of the Company. The terms of each option agreement are determined by the Company's Stock Option Committee of the Board of Directors. Under the Company's prior stock option plan, which terminated in April 1992, options to acquire 56,700 shares of common stock remain exercisable through May 6, 2001.

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

A summary of the status and activity of the Company's stock option plan is as follows:


                                                                   Exercise             Weighted
                                                                     Price               Average
                                              Number of      ----------------------     Exercise
                                               Shares          Low          High          Price
                                             --------        ---------    ---------    -----------
Options outstanding, February 29, 1996        363,950        $    1.78    $    7.25    $    4.68
   Granted                                    118,000             8.00         9.00         8.97
   Exercised                                  (82,550)            1.78         7.00         4.26
   Canceled                                        --               --           --           --
                                             --------        ---------    ---------
Options outstanding, February 28, 1997        399,400             1.78         9.00         5.99
   Granted                                    225,800            12.00        17.00        12.06
   Exercised                                  (51,800)            1.78         9.00         5.65
   Canceled                                    (3,000)           12.00        12.00        12.00
                                             --------        ---------    ---------
Options outstanding, February 28, 1998        570,400             1.78        17.00         8.38
   Granted                                    148,750            17.13        20.13        19.61
   Exercised                                  (83,400)            1.78        12.00         8.00
   Canceled                                   (17,750)           12.00        19.63        15.54
                                             --------        ---------    ---------
Options outstanding, February 28, 1999        618,000        $    1.78    $   20.13    $   10.96
                                             ========        =========    =========


Information about stock options outstanding at February 28, 1999 is as follows:

                                          Options Outstanding                       Options Exercisable
       Range            -------------------------------------------------    ---------------------------------
        of                                     Weighted
    Exercisable                                 Average        Weighted                              Weighted
      Prices                 Number            Remaining        Average           Number              Average
   -------------         Outstanding at       Contractual      Exercise       Exercisable at         Exercise
    Low     High        February 28, 1999   Life (Years)         Price       February 28, 1999       Price
   ----     ----        -----------------   ------------      -----------    -----------------    ------------
  $1.78  -  $1.78              56,700              2.2         $  1.78             56,700          $     1.78
   4.25  -   6.25              87,500              5.0            5.10             87,500                5.10
   7.00  -   9.00             142,500              5.9            8.05            142,500                8.05
  12.00  -  17.13             189,100              8.2           12.11             83,100               12.25
  19.63  -  20.13             142,200              9.1           19.63              4,700               19.89
                         ----------------     ------------    --------      -------------------    ----------
  $1.78  - $20.13             618,000              6.9        $  10.96            374,500          $     7.49
                         ================     ============    ========      ===================    ==========

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

     The fair value of the Company's stock option grants to employees was estimated using a Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: expected lives of 5.17, 5.23 and 5.21 years; volatility factors of 54.6%, 27.9% and 26.8%; risk free interest rates of 5.15%, 6.21% and 6.81% and no dividend payments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility and the expected holding period of options. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants to employees.

     The weighted average fair value of stock options granted was $10.47, $4.54 and $3.43 in fiscal 1999, 1998 and 1997, respectively. Generally, stock options issued under the Plan and the Directors Plan are exercisable within three years from the date of grant and expire ten years after the date of grant.

     Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts as follows:

                                                                                  Year Ended
                                                               ------------------------------------------------
                                                                 February 28,    February 28,      February 28,
                                                                    1999             1998              1997
                                                               -------------     -------------    -------------
    Net income (in thousands)
        As reported                                              $     4,913       $     3,158      $     2,614
        Pro forma                                                      4,149             2,772            2,223

    Diluted earnings per share
        As reported                                              $      1.29       $      0.85      $      0.73
        Pro forma                                                       1.09              0.74             0.62

     The Board of Directors has authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock. Through February 28, 1999, the Company repurchased 430,900 shares of its outstanding common stock at an aggregate purchase price of $3,377,000, including 34,000 shares from a director for an aggregate purchase price of $189,125.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Unaudited summarized financial data by quarter for fiscal 1999 and 1998 is as follows (in thousands, except earnings per share):

                                                                    Quarter Ended
                                          -----------------------------------------------------------------
                                            May 31          August 31         November 30       February 28
                                          ----------    -------------        -----------        -----------
Fiscal 1999
   Revenues                               $   13,258    $      15,025        $    14,430        $    12,977
   Operating income                            1,373            1,621              1,680              1,610
   Net income                                    968            1,123              1,684              1,138
   Diluted earnings per share             $     0.25    $        0.29        $      0.45        $      0.30

                                            May 31          August 31         November 30       February 28
                                          ----------    -------------        -----------        -----------
Fiscal 1998
   Revenues                               $   11,730    $      12,369        $    12,444        $    13,241
   Operating income                            1,005            1,057              1,150              1,275
   Net income                                    706              734                815                903
   Diluted earnings per share             $     0.19    $        0.20        $      0.22        $      0.24

     On November 30, 1998, the Company sold the ECS division. The cash proceeds from the sale were $2,127,000 and the Company recorded a gain on sale of assets in the amount of $830,000.

13. PROPOSED RECAPITALIZATION AND MERGER:

     On February 17, 1999, the Company and Cornerstone Equity Investors, LLC ("Cornerstone") entered into a recapitalization agreement and plan of merger (the "Merger Agreement"), pursuant to which Cornerstone would acquire all of the outstanding shares of common stock of the Company, other than certain shares held by John Kane, George Wilson and certain other members of senior management, for $25.25 per share in cash.

     On April 12, 1999, the Company received notice from Cornerstone that Cornerstone believed that, based upon certain financial information provided by the Company, the Company had suffered an "adverse change" under the Merger Agreement. Cornerstone advised representatives of the Company that it wanted to proceed with the recapitalization and merger transaction but on revised terms. At that time, Cornerstone had not proposed to the Company the revised terms and conditions of a transaction, but had preliminarily indicated that such revised terms would result in the Company's shareholders receiving between $19.00 to $20.00 per share in cash.

     On April 21, 1999, Cornerstone advised the Company that it would be willing to proceed with the recapitalization and merger on substantially the same terms under the Merger Agreement but at a revised price of $21.00 per share in cash. The Company's Board of Directors authorized the Company to proceed with the transactions at $21.00 per share, but conditioned its authorization upon its approval of definitive documentation and receipt of a fairness opinion.

     Since then, Cornerstone has conducted further due diligence on the Company's business and operations, and representatives of the Company and Cornerstone have had discussions with regard to revising the Merger Agreement. As of the date hereof, no agreement has been reached between the parties and there is no assurance that the transaction will proceed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to directors of the Company will be included in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") which will be filed with the Securities and Exchange Commission, and is incorporated herein by reference. Information with respect to executive officers of the Company is presented in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item will be contained in the 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.  INDEX TO FINANCIAL STATEMENTS

     The following financial statements of Equitrac Corporation are filed as part of this report on Form 10-K:

                                                                                               Page
                                                                                               ----
     Report of Independent Certified Public Accountants                                          21
     Report of Independent Certified Public Accountants                                          22
     Balance Sheets - February 28, 1999 and February 28, 1998                                    23
     Statements of Income - Years ended February 28, 1999, February 28, 1998
       and February 28, 1997                                                                     24
     Statements of Stockholders' Equity - Years ended February 28, 1999,
       February 28, 1998 and February 28, 1997                                                   25
     Statements of Cash Flows - Years ended February 28, 1999,
       February 28, 1998 and February 28, 1997                                                   26
     Notes to Financial Statements                                                               27

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

(b) EXHIBITS

    EXHIBIT                                                                    PAGE OR
    NUMBER                     DESCRIPTION                                METHOD OF FILING
    ------                     -----------                                ----------------
       2       Recapitalization Agreement and Plan of       Incorporated by reference to Exhibit 2.1 to the
               Merger dated February 17, 1999 among         Company's current report on Form 8-K dated February 17,
               Chargeback Acquisition Corp., the            1999
               Company and John T. Kane and George P.
               Wilson

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

       4       Form of Common Stock Certificate             Incorporated by reference to Exhibit 4 to the Company's
                                                            S-1

    10.1       Executive Compensation Plan and
               Arrangements

    10.1 (a)   1992 Stock Option Plan, as amended           Incorporated by reference to the Company's S-8

    10.1 (b)   Directors Stock Option Plan                  Incorporated by reference to Exhibit 10.2 to the
                                                            Company's S-1

    10.1 (c)   Employment Agreement, dated as               Incorporated by reference to Exhibit 10.1 (c) to the
               of June 17, 1997, between the                Company's annual report on Form 10-K for the
               Company and John T. Kane                     fiscal year ended February 28, 1998

    10.1 (d)   Employment Agreement, dated as of June       Incorporated by reference to Exhibit 10.1 (d) to the
               17, 1997, between the Company and            Company's Annual Report on Form 10-K for the fiscal
               George P. Wilson                             year ended February 28, 1998

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



      21       Subsidiaries                                 Incorporated by reference to Exhibit 22.1 to the
                                                            Company's S-1

      23       Consent of Independent Certified Public Accountants

      24       Consent of Independent Certified Public Accountants

      27       Financial Data Schedule of the Company

     Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit Nos. 10.1(a), 10.1(b) 10.1(c) and 10.1(d).

(C) REPORTS ON FORM 8-K

     The Company filed the following report on Form 8-K during the three months ended February 28, 1999.

Date                            Items                      Financial Statements
----                            -----                      --------------------

February 17, 1999                5,7                       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, Florida on May 28, 1999.

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


          SIGNATURE                                      TITLE                                 DATE
          ---------                                      -----                                 ----

      /s/ John T. Kane                Chairman of the Board of Directors                  May 28, 1999
-------------------------------
        John T. Kane


    /s/ George P. Wilson              President, Chief Executive Officer
-------------------------------       and Director                                        May 28, 1999
      George P. Wilson


     /s/ Scott J. Modist              Senior Vice President, Treasurer
--------------------------------      and Chief Financial Officer (Principal
       Scott J. Modist                Financial Officer)                                  May 28, 1999


    /s/ Ida Davis-padron              Controller (Principal Accounting Officer)           May 28, 1999
-------------------------------
      Ida Davis-Padron


    /s/ James F. Courbier             Director                                            May 28, 1999
-------------------------------
      James F. Courbier


     /s/ Marc M. Watson               Director                                            May 28, 1999
-------------------------------
       Marc M. Watson


       /s/ Peter Marx                 Director                                            May 28, 1999
-------------------------------
         Peter Marx


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Equitrac Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements as of February 28, 1999 and 1998 and the years then ended included in this Form 10-K and have issued our report thereon dated May 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The information listed under Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Miami, Florida,
  May 10, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Equitrac Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements for the year ended February 28, 1997 included in this Form 10-K and have issued our report thereon dated April 14, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The information listed under Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



PRICEWATERHOUSECOOPERS LLP

Miami, Florida,
  April 14, 1997.















                                      S-1.1

                                                                     SCHEDULE II



                              EQUITRAC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED FEBRUARY 28, 1999, FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

                                 (in thousands)



COLUMN A                            COLUMN B           COLUMN C         COLUMN D        COLUMN E       COLUMN F
--------                            --------           --------         --------        --------       --------

                                                              ADDITIONS
                                                      ---------------------------
                                   BALANCE AT         CHARGED TO       CHARGED TO                       BALANCE
                                    BEGINNING          COST AND           OTHER           DEDUCT-       AT END
DESCRIPTION                          OF YEAR           EXPENSES         ACCOUNTS           TIONS        OF YEAR
-----------                        ----------         ----------       ----------         -------       -------
Year ended
     February 28, 1999
     Allowance for doubtful
     accounts (deducted from
     accounts receivable)             $     650        $     250         $      --      $     --      $     900
Year ended
     February 28, 1998
     Allowance for doubtful
     accounts (deducted from
     accounts receivable)             $     550        $     100         $      --      $     --      $     650
Year ended
     February 28, 1997
     Allowance for doubtful
     accounts (deducted from
     accounts receivable)             $     350        $     200         $      --      $     --      $     550