Form 10-K/A
period 1999-02-28
EQUITRAC CORPORATION
filed 1999-06-02
CIK 886761

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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


                                                            PERCENTAGE OF                 PERCENTAGE
                                                           TOTAL REVENUES             INCREASE (DECREASE)
                                                          FOR FISCAL YEARS              FROM PRIOR YEAR
                                               ------------------------------------   ---------------------
                                                  1999          1998        1997        1999         1998
                                               ----------    ----------  ----------   --------    ---------
Revenues:
   Sales                                          48.0%         45.3%       43.3%       18.6%         24.3%
   Service and support                            32.9          33.7        32.0         9.2          25.2
   Rental                                         19.1          21.0        24.7         1.6           1.0
                                               ----------    ----------  ----------

         Total revenues                          100.0%        100.0%      100.0%       11.9          18.8
                                               ---------     ---------   ----------

Costs and expenses:
   Cost of system sales                           17.0          16.0        13.6        18.9          39.9
   Cost of system rental, service and
     support                                      25.3          25.2        25.1        11.9          19.7
   Product development                             5.5           6.0         5.0         2.1          41.1
   Selling expenses                               13.5          14.4        15.6         5.1           9.4
   General and administrative                     27.5          29.4        31.8         4.6           9.7
                                               ----------    ----------  ----------

   Total costs and expenses                       88.8          91.0        91.1         9.1          18.7
                                               ----------    ----------  ----------

Operating income                                  11.2           9.0         8.9        40.0          20.3
Gain on sale of assets                             1.5            --           -       100.0             -
Interest income                                    1.4           1.2         1.2        23.6          25.8
                                               ----------    ----------  ----------

Income before income taxes                        14.1          10.2        10.1        54.3          21.0
Income taxes                                       5.3           3.9         3.9        52.3          21.2
                                               ----------    ----------  ----------

Net income                                         8.8%          6.3%        6.2%       55.6          20.8
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

     COST OF SYSTEM SALES. Cost of system sales relating to the Company's cost recovery divisions and BTD division is comprised of the cost of hardware and system components and payroll and other expenses related to system assembly and testing. Cost of system sales relating to the ECS division is comprised of the cost of computer equipment purchased for resale. Cost of system sales as a percentage of sales revenues increased to 36% in fiscal 1999 compared to 35% in fiscal 1998 and 32% in 1997. The increase in the cost of system sales as a percentage of sales in fiscal 1999 is primarily attributable to higher cost of system sales as a percentage of sales revenues for the Company's BTD products and, to a lesser extent, due to an increase in the sales of products not manufactured by the Company. The increase in cost of system sales as a percentage of sales in fiscal 1998 compared to fiscal 1997 is primarily attributable to much higher cost of sales as a percentage of related revenues in the Company's ECS division than in the Company's cost recovery divisions. As ECS sales peaked in fiscal 1998, cost of sales for the ECS division increased to $2,445,000 in fiscal 1998 from $871,000 in fiscal 1997.

     COST OF SYSTEM RENTAL, SERVICE AND SUPPORT. Cost of system rental, service and support is comprised primarily of (i) payroll and other expenses related to customer service and support personnel, (ii) depreciation of rental and service equipment and (iii) the cost of hardware and system components used for repairs. Cost of system rental, service and support as a percentage of total rental, service and support revenues was 49% in fiscal 1999 compared to 46% in fiscal 1998 and 44% in fiscal 1997. This increase in cost of rental, service and support in fiscal 1999 over fiscal 1998 and 1997 was due primarily to customer service and support initiatives taken by the Company and, to a lesser extent, an increase in depreciation expense relating to rental and service equipment. During fiscal 1999 the Company increased its branch service staff and national support staff in order to enhance customer service and ensure year 2000 compliance of installed systems. Depreciation of rental and service equipment increased to $2,181,000 in fiscal 1999 from $1,876,000 in fiscal 1998 from $1,729,000 in fiscal 1997. Management anticipates that the cost of system rental, service and support as a percentage of total rental, service and support revenues will increase in fiscal 2000 due to increased personnel and depreciation costs.

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

                              EQUITRAC CORPORATION
                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                    February 28, February 28,   February 28,
                                                       1999         1998           1997
                                                    ------------ ------------   ------------
Revenues:
    Sales                                            $26,718       $22,528       $18,126
    Service and support                               18,332        16,785        13,411
    Rental                                            10,640        10,471        10,364
                                                     -------       -------       -------

       Total revenues                                 55,690        49,784        41,901
                                                     -------       -------       -------

Costs and expenses:
    Cost of system sales                               9,492         7,986         5,710
    Cost of system rental, service and support        14,062        12,567        10,496
    Product development                                3,044         2,982         2,113
    Selling expenses                                   7,520         7,153         6,541
    General and administrative                        15,288        14,609        13,312
                                                     -------       -------       -------


       Total costs and expenses                       49,406        45,297        38,172
                                                     -------       -------       -------


       Operating income                                6,284         4,487         3,729


Gain on sale of assets                                   830            --            --

Interest income                                          760           615           489
                                                     -------       -------       -------


       Income before income taxes                      7,874         5,102         4,218


Income taxes                                           2,961         1,944         1,604
                                                     -------       -------       -------

       Net income                                    $ 4,913       $ 3,158       $ 2,614
                                                     =======       =======       =======

Earnings per share:

       Basic                                         $  1.39       $  0.91       $  0.77
                                                     =======       =======       =======

       Diluted                                       $  1.29       $  0.85       $  0.73
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