Form 10-K/A
period 1999-02-28
EQUITRAC CORPORATION
filed 1999-06-28
CIK 886761

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           COMMISSION FILE NO. 0-20189

                             EQUITRAC CORPORATION(R)
             (Exact name of registrant as specified in its charter)

             FLORIDA                                                             59-1797862
  (State or other jurisdiction                                                (I.R.S. Employer
of incorporation or organization)                                            Identification No.)

            836 PONCE DE LEON BOULEVARD, CORAL GABLES, FLORIDA 33134
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (305) 442-2060

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

              COMMON STOCK, $.01 PAR VALUE, NASDAQ NATIONAL MARKET

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of registrant's delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         At May 1, 1999, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $43,009,143, based on the closing sales price of the common stock on the Nasdaq National Market System on such date.

         The number of shares of the registrant's Common Stock, par value $.01 outstanding, as of May 1, 1999 was 3,539,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE

         Items 3, 10, 11, 12 and 13 of the Annual Report on Form 10-K/A No. 1 of Equitrac Corporation ("Equitrac" or the "Company") for the year fiscal ended February 28, 1999 are amended and restated in their entirety.


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


         In June 1999, a shareholder of the Company filed a class action lawsuit against the Company and its directors and senior officers in a Florida state court. The plaintiff alleges that the proposed management buy-out whereby Cornerstone Equity Investors, LLC ("Cornerstone") will acquire all of the outstanding shares of common stock of the Company, other than certain shares held by John Kane, George Wilson and certain other members of the Company's senior management, for $21.00 per share in cash, is unfair to the Company's unaffiliated shareholders, and constitutes, among other things, a breach by the defendants of their fiduciary duties to such unaffiliated shareholders. The plaintiff seeks, among other things, (i) class action status, (ii) permanent injunctive relief against consummation of the transaction and (iii) compensatory damages should the transaction be consummated. The Company believes the suit is without merit, and intends to defend against it vigorously.


         The Company, Cornerstone and certain members of the Company's senior management entered into an amended and restated recapitalization agreement and plan of merger on June 4, 1999. The agreement is on substantially the same terms as the February 17, 1999 recapitalization agreement and plan of merger among the parties, with the exception of the reduction of the merger consideration to $21.00 per share from $25.25 per share.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table, together with the accompanying text, present certain information, as of June 25, 1999, with respect to each person who is a director of Equitrac. Each director is a citizen of the United States of America. Each director is elected annually and serves until the next annual meeting of shareholders or until his successor is duly elected and qualified. For information concerning the executive officers of Equitrac, see Item 4. "Submission of Matters to a Vote of Security Holders - Executive Officers of the Registrant."


NAME                                              AGE            POSITION(S) HELD WITH EQUITRAC
----                                              ---            ------------------------------
John T. Kane(2)                                    55      Chairman of the Board
George P. Wilson(2)                                55      President, Chief Executive Officer and Director
James F. Courbier(1)(3)                            56      Director
Marc M. Watson(1)(2)(3)(4)                         53      Director
Peter Marx(1)(4)                                   57      Director

----------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Stock Option Committee
(4) Member of the Special Committee


         JAMES F. COURBIER has served as a director of the Company since 1979. Mr. Courbier has been a private investor for more than five years.

         MARC M. WATSON was elected as a director in April 1992. Mr. Watson has been the Chairman of the Board of Sano Corporation, a pharmaceutical company, since August 1994. Mr. Watson has been Of Counsel to the law firm of Greenberg Traurig, P.A. since March 1990.

         PETER MARX was elected as a director in July 1992. Mr. Marx has been Chairman of The Marx Group, a technology consulting firm, for more than five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable of its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended February 28, 1999 ("Fiscal 1999").

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company for the fiscal years ended February 28, 1999, 1998 and 1997 to or on behalf of (i) the Company's Chief Executive Officer and (ii) the four other most highly compensated officers of the Company whose cash compensation exceeded $100,000 in Fiscal 1999 (collectively the "Named Executive Officers").


                                                                                              LONG-TERM
                                                          ANNUAL COMPENSATION               COMPENSATION
                                                   --------------------------------------   ------------
                                        FISCAL                               OTHER ANNUAL       STOCK       ALL OTHER
    NAME AND PRINCIPAL POSITION          YEAR       SALARY        BONUS      COMPENSATION      OPTIONS    COMPENSATION(1)
    ---------------------------          ----       ------        -----      ------------      -------    ---------------
George P. Wilson                         1999      $347,102      $90,000         $ --          20,000         $71,180
President and Chief Executive            1998      $341,357      $75,000         $ --          30,000         $67,517
Officer                                  1997      $331,330      $32,950         $ --          15,000         $65,970

John T. Kane                             1999      $347,102      $90,000         $ --          20,000         $67,626
Chairman of the Board of Directors       1998      $341,357      $75,000         $ --          30,000         $64,253
                                         1997      $331,330      $32,950         $ --          15,000         $62,706

Scott J. Modist                          1999      $158,588      $30,000         $ --          12,000         $ 7,929
Vice President - Finance, Treasurer      1998      $141,917      $26,000         $ --          15,000         $ 7,096
  and Chief Financial Officer            1997      $128,795      $17,325         $ --          10,000         $ 5,739

Patrick J. Raftery                       1999      $243,236      $    --         $ --           7,500         $ 6,750
Vice President - Sales,                  1998      $236,549      $    --         $ --           7,500         $ 9,250
  U.S. Professional Division             1997      $223,874      $    --         $ --           7,500         $ 5,556

Steve Smith                              1999      $198,484      $    --         $ --              --         $ 7,197
Vice President - Business                1998      $234,037      $    --         $ --           2,500         $ 7,218
  Technology Division                    1997      $171,767      $    --         $ --              --         $ 6,168

----------

(1)Consists of (a) Company contributions to the 401(k) Plan for Messrs. Modist, Raftery and Smith in Fiscal 1999, 1998 and 1997, (b) Company contributions to the 401(k) Plan for Messrs. Wilson and Kane in the amounts of $8,046, $8,048 and $6,501 in Fiscal 1999, 1998 and 1997, respectively, and (c) the payment of life insurance policy premiums for Mr. Wilson in the amount of $63,134 in Fiscal 1999 and $59,469 in Fiscal 1998 and 1997, and life insurance policy premiums for Mr. Kane in the amount of $59,580 in Fiscal 1999 and $56,205 in Fiscal 1998 and 1997.

STOCK OPTION GRANTS

         The following table provides information regarding the grants of stock options to the Named Executive Officers in Fiscal 1999. In addition, in accordance with SEC regulations, hypothetical gains of 5% and 10% required by the SEC are shown for these stock options. These hypothetical gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date the stock options were granted over the full option term of ten years.

                        OPTION GRANTS IN FISCAL YEAR 1999

                                                   INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                                -------------------------------------------------------        VALUE AT ASSUMED
                                               PERCENT OF                                       ANNUAL RATES OF
                                                 OPTIONS                                   STOCK PRICE APPRECIATION
                                NUMBER OF      GRANTED TO                                  ------------------------
                                 OPTIONS      EMPLOYEES IN    EXERCISE      EXPIRATION      FOR OPTION TERM ($)(2)
     NAME                        GRANTED       FISCAL YEAR   PRICE($)(1)       DATE              5%           10%
-----------------------------  ------------   ------------   -----------  --------------   -----------   ----------
George P. Wilson                  20,000          11.4          19.63     April 8, 2008       246,841      625,544
John T. Kane                      20,000          11.4          19.63     April 8, 2008       246,841      625,544
Scott J. Modist                   12,000           6.9          19.63     April 8, 2008       148,105      375,326
Patrick J. Raftery                 7,500           4.3          19.63     April 8, 2008        92,565      234,579
Steve Smith                            0          N/A            N/A                N/A           N/A          N/A

-------------------

(1) Exercise price represents fair market value at date of grant.
(2) If the 5% or 10% annual compound stock price appreciation shown in the table were to occur, the price of the stock would be $31.97 or $50.90, respectively, on April 8, 2008 and the appreciation in the market value of the Company's outstanding Common Stock would be $43,688,414 and $110,715,018, respectively. The appreciation during this period realized by the Named Executive Officers from these stock options would be 1.7% of the gain to all shareholders under these two cases. The use of 5% and 10% rates set by the SEC is not intended by the Company to forecast possible future appreciation of the Company's stock price.

STOCK OPTION EXERCISES AND FISCAL YEAR-END 1999 OPTION VALUES

         The following table provides information, with respect to the Named Executive Officers, regarding options exercised in Fiscal 1999 and the number and value of unexercised options held as of the end of Fiscal 1999.

                          NUMBER OF                      NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                            SHARES        VALUE           UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS AT
                         ACQUIRED ON     REALIZED      FISCAL YEAR-END 1999 (#)      FISCAL YEAR-END 1999 ($)(2)(3)
NAME                       EXERCISE       ($)(1)     EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------   -------------  ----------   -----------    -------------     -----------     -------------
George P. Wilson                  0             0       75,000         40,000          1,210,000          307,500
John T. Kane                      0             0       75,000         40,000          1,210,000          307,500
Scott J. Modist                   0             0       15,000         22,000            202,500          161,500
Patrick J. Raftery                0             0       30,700          7,500            496,599           29,063
Steve Smith                       0             0       16,400              0            280,290              N/A

------------------

(1) The "value-realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may have been owed.
(2) "In-the-money" options are options whose exercise price was less than the market price of Common Stock at February 26, 1999.
(3) Amounts reflect unrealized gains on outstanding stock options based on a fair market value of $23.50 for the Common Stock, as determined by the closing price on February 26, 1999, as reported by Nasdaq.

COMPENSATION OF DIRECTORS

         The Company pays each non-employee director a fee of $750 ($1,500 for such directors who reside outside of the South Florida area) for attendance at each meeting of the Board of Directors or any committee thereof. In addition, non-employee directors are eligible for stock option grants under the Company's Directors Stock Option Plan, under which options to purchase 1,000 shares of common stock will be granted to each such director upon his reelection, exercisable at the fair market value of the common stock on the date of grant. During Fiscal 1999, Peter Marx received additional fees of approximately $13,337 for serving as chairman of the special committee of the Board of Directors. Non-employee directors are reimbursed by the Company for their travel expenses incurred in connection with their attendance at meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         In June 1997, the Company entered into employment agreements with John
T. Kane and George P. Wilson. The term of each employment agreement currently expires February 28, 2001, but will automatically be extended for additional one-year periods from February 28, 1999 to the last day of each February thereafter unless the Company or the executive gives the other at least 90 days notice prior to such date that the term shall not be renewed. Each agreement also provide for the executive's continued employment for a period of three years following a Change in Control (as defined). Pursuant to the agreements, Messrs. Kane and Wilson will receive annual base salaries of $340,000 each, subject to increase at the beginning of each fiscal year to reflect increases, if any, in the Consumer Price Index. Each executive also will receive annual bonuses for each fiscal year in an amount equal to the product of his base salary times the greater of (i) the percentage increase in the Company's earnings per share over the preceding fiscal year and (ii) the percentage increase in the market price of the Common Stock as of the end of the fiscal year compared to the end of the preceding fiscal year; provided, that if the earnings per share or market price for the preceding fiscal year was lower than in the second preceding fiscal year, for purposes of calculating the bonus the higher earnings per share or market price, if applicable, for the second preceding fiscal year shall be used. The executives will not receive annual bonuses unless the percentage increase in earnings per share or market price is at least 15%, and the amount of the annual bonuses payable to each executive will not exceed 100% of his base salary. Each executive will receive post-retirement payments of $100,000 per year for a period of 10 years after he reaches age 58 1/2. If the executive retires prior to reaching age 58 1/2, he will be obligated to consult with the Company as needed and will receive compensation of $300 per hour for his consulting services. Each agreement prohibits the executive from competing with the Company during the term of the agreement and for a period of one year after termination of his employment, other than a termination by the executive for Good Reason or a termination by the Company without Cause.

         Each agreement provides that upon termination of the executive's employment, in addition to accrued salary and bonuses and post-retirement benefits, the executive (or his estate or beneficiaries) will receive (i) if his employment is terminated by the Company other than by reason of death, Disability (as defined) or Cause (as defined), or by the executive for Good Reason (generally defined as the diminution of the executive's duties or other breach by the Company of the agreement), a lump sum cash payment equal to two times the executive's then-existing base salary plus an amount equal to his most recent annual bonus times a fraction, the numerator of which is the number of days elapsed during the current fiscal year and the denominator of which is 365,
(ii) if his employment is terminated as a result of Disability, his base salary in effect on the date of termination, in monthly installments, until the later of one year after termination or the expiration of the term and (iii) if his employment is terminated as a result of death, a lump sum death benefit equal to the sum of his then-existing base salary and most recent annual bonus. Following a Change in Control, if the executive's employment is terminated by the Company for any reason other than Disability or Cause, or by the executive for Good Reason, the executive will receive, in addition to any accrued salary, bonus and other compensation and post-retirement compensation, a lump sum cash payment equal to three times the executive's then-existing base salary and most recent annual bonus (which payment will be reduced to the extent necessary to avoid the payments being nondeductible pursuant to Section 280G of the Internal Revenue
Code).

         In May 1998, the Company entered into a letter agreement with Scott J. Modist, Vice President-Finance and Chief Financial Officer of the Company, which provides that if the executive's employment is terminated by the Company following a Change in Control for any reason other than Cause or as a result of the executive's death or disability, or by the executive for Good Reason, the executive will be entitled to receive: (i) any unpaid base salary accrued prior to the date of termination, (ii) a pro rata portion of the executive's most recent annual bonus, (iii) any amounts payable under any pension or employee benefit plan of the Company, and (iv) payment for any accrued and unused vacation. In addition, the executive will be entitled to receive a lump sum cash payment equal to his then-existing base salary and most recent annual bonus. All unvested stock options held by the executive will immediately vest and become exercisable until the earlier of one year following termination of his employment or expiration of such options in accordance with their terms.

         For purposes of the agreements, a "Change in Control" will be deemed to have occurred if (i) any person, entity or "group," other than (a) the Company, its subsidiaries, any employee benefit plan established and maintained by the Company or its subsidiaries, or (b) Messrs. Kane or Wilson or their affiliates, becomes the beneficial owner of securities representing more than 40% of the combined voting power of the Company's outstanding voting securities, or (ii) the individuals who currently constitute the Board of Directors (the "Incumbent Board") cease to constitute a majority of the Board (any individual whose election or nomination was approved by a majority vote of the directors then comprising the Incumbent Board will be considered a member of the Incumbent Board unless such election or nomination is in connection with an actual or threatened election contest). For purposes of Mr. Modist's agreement, a Change in Control will also be deemed to have occurred if the shareholders of the Company approve (a) a reorganization merger or consolidation of the Company, (b) a liquidation or dissolution of the Company, or (c) the sale of all or substantially all of the assets of the Company, unless any such approved transaction is subsequently abandoned.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In Fiscal 1999, the Compensation Committee of the Company's Board of Directors consisted of Marc. M. Watson, John T. Kane and George P. Wilson. Messrs. Kane and Wilson serve as executive officers of the Company. The Company's corporate headquarters are located in a building owned by a partnership in which Messrs. Kane and Wilson each own a one-third interest. The Company has occupied these premises since 1986. In September 1990, the Company entered into a lease agreement that expires September 30, 2000 which provides for monthly rent of approximately $33,000, annual rent increases based on increases in the Consumer Price Index and the payment by the Company of all insurance and utilities. The Company believes that the terms of the lease are no less favorable to the Company than those that could have been obtained in an arm's length transaction with an unrelated third party.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Equitrac's common stock as of June 25, 1999 for (1) each person who is known by Equitrac to own beneficially more than 5% of the outstanding shares of common stock, (2) the Named Executive Officers (as such term is defined in the Summary Compensation Table), (3) each director of Equitrac, and (4) all of the directors and executive officers of Equitrac as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                                                                 SHARES                PERCENT
NAME AND ADDRESS (1)                                                      BENEFICIALLY OWNED(2)        OWNED(2)
--------------------                                                      ---------------------        --------
John T. Kane...................................................                744,416(3)(5)            20.5
George P. Wilson...............................................                615,780(4)(5)            16.9
Fidelity Low-Priced Stock Fund.................................                353,000(6)                9.9
  82 Devonshire Street
  Boston, Massachusetts 02109
Safeco Corporation.............................................                390,500(6)               11.0
  4333 Brooklyn Avenue NE
  Seattle, Washington 98185
Peak Investment Limited Partnership............................                214,900(6)                6.1
  One Financial Center, Suite 1600
  Boston Massachusetts 02111
Marc M. Watson.................................................                 36,000(5)                1.0
James F. Courbier..............................................                 13,000(5)                  *
Peter Marx.....................................................                 16,000(5)                  *

Scott J. Modist................................................                 24,000(5)                  *
Patrick J. Raftery.............................................                 40,000(5)                1.1
John P. Jones..................................................                 10,400(5)                  *
All directors and executive officers as a group (11 persons)...              1,561,596(5)               40.1

------------------

*    Less than 1% of the outstanding shares.
(1) Unless otherwise indicated, the address of each person is c/o Equitrac Corporation, 836 Ponce de Leon Boulevard, Coral Gables, Florida 33134.
(2) Except pursuant to applicable community property laws and except as otherwise indicated, each person has sole voting and investment power with respect to all such shares. For purposes of this table, a person is deemed to have "beneficial ownership" of any shares as of a given date which the person has the right to acquire within 60 days after such date. For purposes of computing the outstanding shares held by each person named above on a given date, any shares which such person has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes (i) 646,750 shares of Common Stock directly owned and (ii) 6,000 shares of Common Stock owned by Mr. Kane's spouse.
(4) Includes (i) 372,500 shares of Common Stock directly owned, (ii) 116,414 shares owned by a general partnership, the sole managing partner of which is a corporation all the outstanding stock of which is owned by Mr. Wilson and
    (iii) 35,200 shares of Common Stock held in trust, of which the trustee is Mr. Wilson, for the Kane family.
(5) Includes shares of Common Stock subject to stock options exercisable as of June 25, 1999 or within 60 days thereof in the following amounts: John T. Kane (91,666), George P. Wilson (91,666), James F. Courbier (5,000), Marc M. Watson (33,000), Peter Marx (15,000), Scott J. Modist (24,000), Patrick J. Raftery (38,200), John P. Jones (5,000), and all directors and executive officers as a group (353,432).
(6) Based solely upon reports of beneficial ownership filed by the named person with the Commission.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's corporate headquarters are located in a building owned by a partnership in which John T. Kane and George P. Wilson, directors and principal shareholders of the Company, and James F. Courbier, a director of the Company, each own a one-third interest. The Company has occupied these premises since 1986. In September 1990, the Company entered into a lease agreement that expires September 30, 2000 which provides for monthly rent of approximately $33,000, annual rent increases based on increases in the Consumer Price Index and the payment by the Company of all insurance and utilities. The Company believes that the terms of the lease are no less favorable to the Company than those that could have been obtained in an arm's length transaction with an unrelated third party.

         James F. Courbier, a director of the Company, received approximately $72,000 in Fiscal 1999 for consulting services.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on their behalf of the undersigned thereunto duly authorized.



Date:  June 25, 1999                EQUITRAC CORPORATION



                                    By:  /s/  Scott J. Modist
                                       -----------------------------------------
                                         Scott J. Modist
                                         Vice President and Chief Finanacial
                                         Officer