Form 10-K/A
period 1999-02-28
EQUITRAC CORPORATION
filed 1999-06-30
CIK 886761

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE

         Item 7 of the Annual Report on Form 10-K/A No. 1 of Equitrac Corporation ("Equitrac" or the "Company") for the fiscal year ended February 28, 1999 is amended and restated in its entirety.


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

     On February 17, 1999, the Company and an affiliate of Cornerstone Equity Investors, LLC ("Cornerstone") entered into a recapitalization agreement and plan of merger (the "original merger agreement"), pursuant to which Cornerstone would acquire all of the outstanding shares of common stock of the Company, other than certain shares held by John Kane, George Wilson and certain other members of the Company's senior management, for $25.25 per share in cash.

     On June 4, 1999, the Company and Cornerstone entered into an amended and restated recapitalization agreement and plan of merger (the "Merger Agreement") for the reasons described below. The Merger Agreement is on substantially the same terms as the original merger agreement with the exception of the reduction of the cash merger consideration to $21.00 per share from $25.25 per share.

     Prior to entering into the original merger agreement, the Company had provided Cornerstone various financial projections, including projections for the fourth quarter of the fiscal year ending February 28, 1999 and for the fiscal year ending February 29, 2000. The terms and conditions of the original merger agreement had been based upon these various projections. In early April, the Company provided Cornerstone its preliminary financial results for the fourth quarter of fiscal 1999 and its preliminary fiscal 2000 budget, both of which differed from the Company's prior projections. On April 12, 1999, the Company received notice from Cornerstone that, based upon a review of this preliminary financial information, Cornerstone believed that the Company had suffered an "adverse change" under the original merger agreement. Cornerstone also indicated that as a result of this "adverse change" the financing commitments necessary to complete the recapitalization and merger (the "Transactions") were no longer available. On April 21, 1999, Cornerstone advised the Company that it would be willing to proceed with the Transactions on substantially the same terms under the original merger agreement but at a revised price of $21.00 per share.

     The Company's fiscal 1999 fourth quarter results for operating income, EBITDA and EBITDA less capital expenditures were approximately 19%, 7% and 67%, respectively, lower than anticipated in the Company's prior fourth quarter projections. The following is illustrative:

                                                         QUARTER ENDED
                                                       FEBRUARY 28, 1999
                                                       -----------------
                                                        (IN THOUSANDS)
                                    PRIOR PROJECTION        ACTUAL         DIFFERENCE
                                    ----------------   -----------------   ----------
  Operating income................       1,998               1,610            (388)
  EBITDA..........................       2,943               2,737            (206)
  EBITDA -- capital
    expenditures..................       1,428                 475            (953)

The Company's fiscal 1999 fourth quarter results differ from its prior projections because of higher operating expenses and capital expenditures relating to year 2000 compliance, customer service, technical support and product development initiatives.

     The Company's current expectations are that its fiscal 2000 revenues, operating income, EBITDA and EBITDA less capital expenditures will be approximately 7%, 48%, 34% and 52%, respectively, lower than anticipated in the Company's prior fiscal 2000 projections. The following is illustrative:

                                                       FISCAL YEAR ENDING
                                                       FEBRUARY 29, 2000
                                                       ------------------
                                                         (IN THOUSANDS)
                                    PRIOR PROJECTION   CURRENT PROJECTION   DIFFERENCE
                                    ----------------   ------------------   ----------
  Revenue.........................       64,054              59,540           (4,514)
  Operating income................       11,246               5,860           (5,386)
  EBITDA..........................       15,511              10,193           (5,318)
  EBITDA -- capital
    expenditures..................       11,511               5,493           (6,018)

The Company's expected fiscal 2000 results also differ from its prior projections because of lower than anticipated sales revenue, primarily relating to its TelemeTrac product line, as well as higher operating expenses and capital expenditures relating to year 2000 compliance, customer service, technical support and product development initiatives. In addition, while information previously provided to Cornerstone estimated that the Company would have approximately $14 million of cash on hand at closing, the Company currently estimates that it will have approximately $9.5 million of cash on hand at closing. Lower EBITDA and higher capital expenditures for the fourth quarter of fiscal 1999 along with lower anticipated EBITDA and higher anticipated capital expenditures for the first and second quarters of fiscal 2000 caused the Company to reduce its estimate for cash on hand at closing.

     In connection with Cornerstone's revised proposal of $21.00 per share, the Company provided to Cornerstone its fiscal 2000 budget, which included the following projections:

                                                                 FEBRUARY 29,
                                                                     2000
                                                              ------------------
                                                                (IN THOUSANDS)
Total revenues..............................................       $60,877
Operating income............................................         7,567
EBITDA......................................................        11,900
EBITDA-capital expenditures.................................         7,200

The foregoing projections include approximately $675,000 of cost savings relating to public company expenses and certain employment and consulting agreements that management believes would be achieved as a result of the Transactions.

     The material assumptions underlying these projections are as follows:

     - For Professional Market cost recovery products an increase in revenue of approximately 10% for the fiscal year ending February 29, 2000.

     - For the newer Business Technology Commercial Market products (1) digital print tracking product sales of approximately $2.2 million for the fiscal year ending February 29, 2000 (2) OEM Sales of Pitney Bowes AccuTrac Mail Accounting products of approximately $3.5 million for the fiscal year ending February 29, 2000 and (3) sales of TelemeTrac of approximately $1.5 million for the fiscal year ending February 29, 2000.

     Subsequent to providing the foregoing projections to Cornerstone, the Company informed Cornerstone that (i) its first quarter revenue and operating income would be approximately $511,000 and $290,000, respectively, lower than anticipated in the fiscal 2000 budget, and (ii) its second quarter revenue and operating income would be approximately $430,000 and $337,000, respectively, lower than anticipated in the fiscal 2000 budget. Further, the Company informed Cornerstone that its Business Technology division may not achieve its corporate print log sales budget of $1.8 million for fiscal 2000. Cornerstone took this information, together with its own analysis, into account in determining to enter into the Merger Agreement.

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



Date:  June 30, 1999                EQUITRAC CORPORATION



                                    By:  /s/  Scott J. Modist
                                       -----------------------------------------
                                         Scott J. Modist
                                         Vice President and Chief Financial
                                         Officer