Form 10-Q
period 1999-05-31
EQUITRAC CORPORATION
filed 1999-07-15
CIK 886761

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999.

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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
                                                       -----    -----



         As of July 8, 1999, there were 3,539,600 shares of the Registrant's common stock, par value $.01, outstanding.


--------------------------------------------------------------------------------

                              EQUITRAC CORPORATION

                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Balance Sheets
                  as of May 31, 1999
                  and February 28, 1999                                                                  2

                  Condensed Statements of Income
                  for the three months ended
                  May 31, 1999 and 1998                                                                  3

                  Condensed Statements of
                  Stockholders' Equity and Accumulated Other
                  Comprehensive Income for the three months ended
                  May 31, 1999 and 1998                                                                  4

                  Condensed Statements of Cash Flows
                  for the three months ended
                  May 31, 1999 and 1998                                                                  5

                  Notes to Condensed Financial Statements                                                6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                            11


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                      18


SIGNATURES                                                                                              18

PART I   FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                              EQUITRAC CORPORATION
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                         (Unaudited)
                                                                           MAY 31,      FEBRUARY 28,
                                    ASSETS                                  1999            1999
                                                                          --------      ------------
Current assets:
     Cash and cash equivalents                                            $  8,719       $    964
     Short-term investment securities                                           --          7,383
     Accounts receivable, net of allowance of $900                          11,308         10,600
     Inventories                                                             4,357          3,946
     Deferred income taxes                                                   1,168          1,166
     Other current assets                                                      254            415
                                                                          --------       --------

         Total current assets                                               25,806         24,474

     Investment securities                                                      --          2,772
     Property and equipment, net                                            10,323          9,302
     Intangible assets, net                                                  2,155          2,312
     Deferred income taxes                                                     562            562
     Other assets                                                              812            321
                                                                          --------       --------

         Total assets                                                     $ 39,658       $ 39,743
                                                                          ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $  2,020       $  2,084
     Accrued expenses and other current liabilities                          3,010          3,673
     Unearned income                                                           932            925
                                                                          --------       --------

         Total current liabilities                                           5,962          6,682
                                                                          --------       --------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 15,000,000 shares
       authorized; 3,970,500 shares issued
       at May 31, and February 28                                               40             40
     Additional paid-in capital                                             12,746         12,746
     Retained earnings                                                      24,342         23,743
     Accumulated other comprehensive income                                    (55)           (91)
     Treasury stock, at cost (430,900 shares)                               (3,377)        (3,377)
                                                                          --------       --------
     Total stockholders' equity                                             33,696         33,061
                                                                          --------       --------

           Total liabilities and stockholders' equity                     $ 39,658       $ 39,743
                                                                          ========       ========


                            See accompanying notes.

                              EQUITRAC CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                                                (Unaudited)
                                                                             THREE MONTHS ENDED
                                                                                  MAY 31,
                                                                          -----------------------
                                                                            1999           1998
                                                                          --------       --------
    Revenues:
     Sales                                                                $  6,458       $  5,988
     Service and support                                                     4,122          4,617
     Rental                                                                  2,662          2,653
                                                                          --------       --------

         Total revenues                                                     13,242         13,258
                                                                          --------       --------

Costs and expenses:

     Cost of revenues                                                        5,362          5,287
     Product development                                                       992            762
     Selling expenses                                                        1,959          1,907
     General and administrative                                              4,028          3,929
                                                                          --------       --------

         Total costs and expenses                                           12,341         11,885
                                                                          --------       --------

             Operating income                                                  901          1,373

Interest income                                                                 50            188
                                                                          --------       --------

             Income before income taxes                                        951          1,561

Income taxes                                                                   352            593
                                                                          --------       --------

             Net income                                                   $    599       $    968
                                                                          ========       ========

Earnings per share:

       Basic                                                              $   0.17       $   0.28
                                                                          ========       ========
       Diluted                                                            $   0.16       $   0.25
                                                                          ========       ========




                            See accompanying notes.

                              EQUITRAC CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                    (in thousands, except number of shares)

                                  (Unaudited)

                                                      COMMON
                                                     STOCK AND               ACCUMULATED
                                                     ADDITIONAL                 OTHER                        TOTAL
                                       COMMON         PAID-IN      RETAINED COMPREHENSIVE   TREASURY     STOCKHOLDERS'
                                       SHARES         CAPITAL      EARNINGS     INCOME       STOCK           EQUITY
                                      ---------      ----------    -------- -------------   --------     -------------
Balance, February 28, 1999            3,970,500       $12,786       $23,743   $    (91)     $ (3,377)      $ 33,061

Net income for the three
  months ended May 31, 1999                  --             --          599         --            --            599

Accumulated other
comprehensive income
   net of tax:

  Unrealized gain on marketable
     securities, net of tax                  --             --           --          8            --              8
  Translation adjustment                     --             --           --         28            --             28

Total comprehensive income                   --             --           --         --            --            635

Exercise of employee
   stock options                             --             --           --         --            --             --

Tax benefit from stock plans                 --             --           --         --            --             --

                                     ==========       ========      =======   ========      ========       ========
Balance, May 31, 1999                 3,970,500       $ 12,786      $24,342   $    (55)     $ (3,377)      $ 33,696
                                     ==========       ========      =======   ========      ========       ========



                                                      COMMON
                                                     STOCK AND               ACCUMULATED
                                                     ADDITIONAL                 OTHER                        TOTAL
                                       COMMON         PAID-IN      RETAINED COMPREHENSIVE   TREASURY     STOCKHOLDERS'
                                       SHARES         CAPITAL      EARNINGS     INCOME       STOCK           EQUITY
                                      ---------      ----------    -------- -------------   --------     -------------
Balance, February 28, 1998            3,877,100       $ 11,529      $18,830   $      7      $ (2,187)      $ 28,179

Net income for the three months
       ended May 31, 1998                    --             --          968         --            --            968

Accumulated other
comprehensive income
       net of tax:

   Unrealized loss on marketable
     securities, net of tax                  --             --           --        (34)           --            (34)
   Translation adjustment                    --             --           --        (21)           --            (21)

Total comprehensive income                   --             --           --         --            --            913

Exercise of employee
       stock options                     35,900            323           --         --            --            323

Tax benefit from stock plans                 --            238           --         --            --            238

                                     ==========       ========      =======   ========      ========       ========
Balance, May 31, 1998                 3,913,000       $ 12,090      $19,798   $    (48)     $ (2,187)      $ 29,653
                                     ==========       ========      =======   ========      ========       ========


                            See accompanying notes.

                              EQUITRAC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                (Unaudited)
                                                                             THREE MONTHS ENDED
                                                                                  MAY 31,
                                                                          -----------------------
                                                                            1999           1998
                                                                          --------       --------
Cash flows from operating activities:
   Net income                                                             $    599       $    968
   Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
   Depreciation                                                                955            688
   Amortization                                                                164            249
   Deferred income taxes                                                        --           (701)
   Change in assets and liabilities:
       (Increase) decrease in:
           Accounts receivable                                                (708)           (65)
           Inventories                                                        (411)        (1,229)
           Other current assets                                                161             65
           Other assets                                                       (491)            (3)
       Increase (decrease) in:
           Accounts payable                                                    (64)           279
           Accrued expenses                                                   (663)         1,240
           Unearned income                                                       7           (124)
                                                                          --------       --------
           Net cash (used in) provided by operating activities                (451)         1,367
                                                                          --------       --------

Cash flows from investing activities:
   Purchase of property and equipment                                       (1,976)          (917)
   Sales and maturities of investment securities                            10,246          1,407
   Purchase of investment securities                                           (92)        (2,985)
                                                                          --------       --------
           Net cash provided by (used in) investing activities               8,178         (2,495)
                                                                          --------       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       --            323
                                                                          --------       --------

Exchange rate effect on cash                                                    28            (21)
                                                                          --------       --------

Net increase (decrease) in cash and cash equivalents                         7,755           (826)
Cash and cash equivalents, beginning of period                                 964          5,819
                                                                          --------       --------
Cash and cash equivalents, end of period                                  $  8,719       $  4,993
                                                                          ========       ========

Supplemental disclosure of cash flow information:
           Cash paid during the period for income taxes                   $    196       $    249




                            See accompanying notes.

                              EQUITRAC CORPORATION
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary to state fairly the results for the interim periods presented. The results for the three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K, as amended, for the fiscal year ended February 28, 1999, filed with the Securities and Exchange Commission.

3.       REVENUE RECOGNITION

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

         Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investment securities and accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The allowance for doubtful accounts receivable is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and investment securities in investment-grade debt instruments and preferred stock and limits the amount of credit exposure to any one commercial issuer.

6.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

7.       INVESTMENT SECURITIES

         The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Interest and dividends on all securities are recognized when earned.

         As of May 31, 1999, the Company liquidated its entire investment portfolio to meet certain cash requirements relating to the Cornerstone transaction (see Note 16). As a result of the liquidation of investment securities, the Company realized a $74,000 loss on the sale of said securities. The loss is reflected net of interest income for the period ended May 31, 1999.

8.       INVENTORIES

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

9.       PROPERTY AND EQUIPMENT

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

10.      INTANGIBLE ASSETS

         Intangible assets arise from certain purchase transactions and are amortized on a straight-line basis over the respective estimated useful lives, ranging from three to seven years. The Company periodically reviews intangible assets to determine if any impairment exists. As of May 31, 1999, in the opinion of management, there has been no such impairment. The Company removes the cost and accumulated amortization of individual intangible assets once fully amortized.

11.      PRODUCT DEVELOPMENT COSTS

         The Company examines its product development costs after technological feasibility has been established to determine the amount of capitalization that is required. For all periods presented herein, product development costs incurred subsequent to the establishment of technological feasibility have not been material.

12.      EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effect of stock options.


                                                                 Net                          Per-Share
         (in thousands, except per share amounts)               Income         Shares          Amount
                                                              ----------       ------         ---------
         Quarter ended May 31, 1999
         Basic Earnings Per Share:
          Income available to common stockholders                $  599          3,540          $ 0.17
                                                                                                ------
         Options issued to employees                                               272
                                                                 ------         ------
         Diluted Earnings Per Share:
         Income available to common stockholders
            plus assumed conversions                             $  599          3,812          $ 0.16
                                                                 ======         ======          ======

         Quarter ended May 31, 1998
         Basic Earnings Per Share:
            Income available to common stockholders              $  968          3,517          $ 0.28
                                                                                                ------
         Options issued to employees                                               302
                                                                 ------         ------
         Diluted Earnings Per Share:
            Income available to common stockholders
            plus assumed conversions                             $  968          3,819          $ 0.25
                                                                 ======         ======          ======

13.      FOREIGN CURRENCY TRANSLATION

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

14.      SEGMENT INFORMATION

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company operates its business as a single segment. As a result, no additional disclosure was required.

15.      COMPREHENSIVE INFORMATION

         In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive Income consists of net income, changes in the value of available-for-sale securities, and the gains and losses resulting from foreign currency translation and is presented in the "Accumulated Other Comprehensive Income" section of the statements of stockholders' equity.

16.      PROPOSED RECAPITALIZATION AND MERGER:

         On June 4, 1999, the Company and an affiliate of Cornerstone Equity Investors, LLC ("Cornerstone") entered into an amended and restated recapitalization agreement and plan of merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Cornerstone will acquire in a recapitalization and merger transaction all of the outstanding shares of common stock of the Company, other than certain shares held by John Kane, George Wilson and certain other members of senior management, for $21.00 per share in cash. The Merger Agreement is on substantially the same terms as the parties' original recapitalization agreement and plan of merger dated February 17, 1999, with the exception of the reduction of the cash merger consideration to $21.00 per share from $25.25 per share.

         Completion of the transaction is subject to the approval of the Company's shareholders and other customary conditions. The Company will seek shareholder approval of the transaction at a special shareholders' meeting to be held on July 27, 1999.

         The foregoing description of the Merger Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the Company's Definitive Proxy Statement on Schedule 14A dated July 2, 1999 (the "Definitive Proxy Statement"), as filed with the Securities and Exchange Commission.


17.      CONTINGENCIES

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

         Reference is made to the Definitive Proxy Statement for a description of a pending stockholder class action lawsuit relating to the Merger Agreement and the transactions contemplated thereby.

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

         On November 30, 1998, the Company sold the ECS division which provided maintenance services on computer equipment manufactured by third parties. The cash proceeds from the sale were $2,127,000 and the Company recorded a gain on sale of assets in the amount of $830,000. The ECS division recorded revenues and an operating loss of $1,110,000 and $171,000 for the quarter ended May 31, 1998.

         On June 4, 1999, the Company and Cornerstone entered into the Merger Agreement. Pursuant to the Merger Agreement, Cornerstone will acquire in a recapitalization and merger transaction all of the outstanding shares of common stock of the Company, other than certain shares held by John Kane, George Wilson and certain other members of senior management, for $21.00 per share in cash. The Merger Agreement is on substantially the same terms as the parties' original recapitalization agreement and plan of merger dated February 17, 1999, with the exception of the reduction of the cash merger consideration to $21.00 per share from $25.25 per share.

         Completion of the transaction is subject to the approval of the Company's shareholders and other customary conditions. The Company will seek shareholder approval of the transaction at a special shareholders' meeting to be held on July 27, 1999.

         The foregoing description of the Merger Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the Definitive Proxy Statement.

         The following table sets forth, for the periods presented, selected items from the Condensed Statements of Income as a percentage of total revenues.

                                                                        PERCENTAGE OF TOTAL REVENUES
                                                                         FOR THE THREE MONTHS ENDED
                                                                                   MAY 31,
                                                                        ---------------------------
                                                                            1999           1998
                                                                          --------       --------
Revenues:
   Sales                                                                      48.8%          45.2%
   Service and support                                                        31.1           34.8
   Rental                                                                     20.1           20.0
                                                                          --------       --------

   Total revenues                                                            100.0          100.0
                                                                          --------       --------


Costs and expenses:
   Cost of revenues                                                           40.5           39.9
   Product development                                                         7.5            5.8
   Selling expenses                                                           14.8           14.4
   General and administrative                                                 30.4           29.6
                                                                          --------       --------


   Total costs and expenses                                                   93.2           89.7
                                                                          --------       --------

Operating income                                                               6.8           10.3
Interest income                                                                 .4            1.4
                                                                          --------       --------


   Income before income taxes                                                  7.2           11.7
Income taxes                                                                   2.7            4.5
                                                                          --------       --------


   Net income                                                                  4.5%           7.2%
                                                                          ========       ========

REVENUES

         Sales revenues. Sales revenues for the quarter ended May 31, 1999 increased 8% to $6,458,000 from $5,988,000 in the same quarter last fiscal year. Comparable (excluding ECS from fiscal 1998) sales increased 15% for the quarter ended May 31, 1999 compared to the same quarter last fiscal year. This increase in comparable sales revenues resulted primarily from an increase in sales of cost recovery systems by the cost recovery divisions and an increase in sales of business technology products by BTD. Sales by the Company's cost recovery divisions increased 17% to $5,581,000 for the quarter ended May 31, 1999 from $4,771,000 in the same quarter last fiscal year.

         Service and support revenues. Service and support revenues for the quarter ended May 31, 1999 decreased 11% to $4,122,000 from $4,617,000 in the same quarter last fiscal year. Comparable service and support revenues increased 6% to $4,122,000 from $3,875,000 in the same quarter last fiscal year. This increase in comparable service and support revenues resulted from an increase in service contracts in the Company's cost recovery divisions. The increase in service and support revenues by the cost recovery divisions were derived from maintenance contracts relating to sales of upgraded systems to existing customers, new system sales and from customers who previously leased systems from the company but have chosen to purchase a new system as their leases expired.

         Rental Revenues. Rental revenues increased to $2,662,000 for the quarter ended May 31, 1999 from $2,653,000 in the same quarter last fiscal year. As a percentage of total revenues, rental revenues remained constant at 20% for the quarters ended May 31, 1999 and 1998. Management anticipates that rental revenues may decline in future periods as the Company continues to be affected by a trend of rental customers purchasing new systems and related service contracts as their rental contracts expire.

EXPENSES

         Cost of revenues. Cost of revenues is comprised primarily of (i) payroll and other expenses related to customer support and service personnel,
(ii) the cost of hardware and system components associated with system sales and service, and (iii) depreciation of rental and service units. Cost of revenues for the quarter ended May 31, 1999 increased to $5,362,000 from $5,287,000 in the same quarter last fiscal year. Comparable cost of revenues as a percentage of total revenues increased to 40.5% for the quarter ended May 31, 1999 compared to 35.9% for the same quarter last fiscal year. This increase in comparable cost of revenues can be primarily attributed to customer service and support initiatives taken by the Company and, to a lesser extent, an increase in depreciation expense relating to rental and service equipment. Management anticipates that the cost of revenues as a percentage of total revenues may fluctuate in future periods, depending upon the product mix and the concentration of revenues from the Company's BTD division in addition to an increase in personnel and depreciation costs. The majority of sales revenue generated by the BTD division has a higher cost of revenues expense as a percentage of revenues compared to the Company's cost recovery divisions.

         Product development expenses. Product development expenses for the quarter ended May 31, 1999 increased to $992,000 from $762,000 in the same quarter last fiscal year. Product development expenses as a percentage of total revenues was 7.5% for the quarter ended May 31, 1999 compared to 5.8% for the same quarter last fiscal year. Current development efforts were focused primarily on enhancing and expanding the cost recovery product lines as well as developing new BTD and OEM products. Products under development during these periods include (i) TelemeTrac(TM), a product which collects and reports photocopier meter totals remotely through cellular telephone networks, (ii) PrintLog(TM), a digital output tracking application designed to track all pages printed from a workstation to laser printers and network photocopiers and assign each transaction to a client, project or department, (iii) new version of System 4(TM), the Company's Windows (R) NT based cost recovery operating system, (iv) System 4 WebX(TM), the Company's web-based transaction editor used with System 4 and (v) enhancements to the Pitney Bowes OEM product line. The Company does not capitalize any of its product development costs since development costs incurred subsequent to attainment of technological feasibility of a new product line have not been material. Management anticipates that product development costs may continue to increase during the current fiscal year as the Company evaluates market opportunities and invests in the development of additional products.

         Selling expenses. Selling expenses for the quarter ended May 31, 1999 increased 3% to $1,959,000 from $1,907,000 in the same quarter last fiscal year. Comparable selling expenses increased 10% during the quarter ended May 31, 1999 compared to the same quarter last fiscal year. Comparable selling expenses as a percentage of total revenues were 14.8% for the quarter ended May 31, 1999 compared to 14.6% for the same quarter last fiscal year. This increase is attributed to an increase in the infrastructure supporting the business technology products.

         General and administrative expenses. General and administrative expenses for the quarter ended May 31, 1999 increased to $4,028,000 from $3,929,000 in the same quarter last fiscal year. Comparable general and administrative expenses increased 9% during the quarter ended May 31, 1999 compared to the same quarter last fiscal year. Comparable general and administrative expenses as a percentage of total revenues remained constant at 30% for the quarter ended May 31, 1999 compared to the same quarter last fiscal year. Management anticipates that general and administrative expenses may increase as a percentage of total revenues during the current fiscal year due to increased personnel and benefit costs.

         Interest income. The Company's interest income decreased to $50,000 during the quarter ended May 31, 1999 from $188,000 during the same quarter last fiscal year. Interest income for the quarter ended May 31, 1999 is presented net of $74,000 in realized losses on the sale of securities for the quarter ended May 31, 1999. The remaining decrease in interest income during the quarter ended May 31, 1999 is due to the liquidation of securities.

         Income taxes. The Company's effective income tax rate was 37% for the quarter ended May 31, 1999 and 38% for the quarter ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used $451,000 in cash for operating activities for the quarter ended May 31, 1999. The Company generated $1,367,000 in cash flows from operating activities for the quarter ended May 31, 1998. The decrease in cash flows from operating activities resulted from an increase in working capital needs as the Company expanded its product lines, resulting in an increase in inventory and accounts receivables. The Company generated $8,718,000 in cash flows from investing activities for the quarter ended May 31, 1999. Included in the cash flows from investing activities is $10,154,000 generated from the liquidation of the Company's entire investment portfolio, in anticipation of cash requirements related to the proposed recapitalization and merger. Also included in investing activities for the quarter ended May 31, 1999 is the purchases of property and equipment relating to the implementation of a new enterprise-wide Oracle information system and other new information technology of $482,000. The Company's cash and cash equivalents and investment securities decreased to $8,719,000 at May 31, 1999 from $11,119,000 at February 28, 1999.

         The Company anticipates that its cash and cash equivalents, and cash flows from operating activities will be adequate to meet the Company's cash requirements for the foreseeable future.

         The Board of Directors has authorized the Company to spend up to $4,500,000 to repurchase shares of the Company's issued and outstanding common stock, based upon consideration of the Company's current cash position, management's expectations of future cash flows from operating activities and the level of cash required to fund future growth opportunities. Through May 31, 1999, the Company repurchased 430,900 shares of common stock for an aggregate purchase price of $3,377,000.

YEAR 2000 CONSIDERATIONS

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133") was issued in June 1998, subsequently amended by SFAS No. 137, and is effective for the Company's fiscal year ending February 28, 2002. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS No. 133 will have no material impact on its financial statements as it has entered into no derivative contracts and has no current plans to do so in the foreseeable future.

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

PART II  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits

                  2 Amended and Restated Recapitalization Agreement and Plan of Merger dated June 4, 1999 among Chargeback Acquisition
                      Corp., the Company and John T. Kane and George P. Wilson
                      Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated June 4, 1999.

                  27  Financial Data Schedule of the Company

         B.       Reports on Form 8-K

                  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf thereunto duly authorized.


                                              EQUITRAC CORPORATION



Date:    July 14, 1999                        By: /s/George P. Wilson
                                                  -----------------------------
                                                     George P. Wilson
                                                     President and Chief
                                                     Executive Officer